Form 10QSB
period 2002-09-30
PINOAK INC /NV/
filed 2002-10-23
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             -----------
                             FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2002

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from__________to____________

                    Commission file number:  333-76242
                    ----------------------------------

                                 Pinoak, Inc.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

             Nevada                                    86-0983750
-------------------------------                   -------------------
(State or other jurisdiction of                       (IRS Employer
 Incorporation or organization)                     Identification No.)

                 10801 E. Grove Street, Mesa, AZ  85208
   --------------------------------------------------------------------
                (Address of principal executive offices)

                             (480) 984-8446
                       ---------------------------
                       (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the issuer's classes of common equity, as of September 30, 2002:

                  2,000,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes [ ] No [X]

             This document consists of 17 pages, excluding exhibits.
                        The Exhibit Index is on page 16.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Accountant's Review Report...............   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  10


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  15

Item 2.   Changes in Securities and Use of Proceeds............  15

Item 3.   Defaults upon Senior Securities......................  15

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  15

Item 5.   Other Information....................................  15

Item 6.   Exhibits and Reports on Form 8-K.....................  16

Signatures.....................................................  17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended September 30, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended September 30, 2002, follow.

Beckstead and Watts, LLP
Certified Public Accountants
                                                         3340 Wynn Road, Suite C
                                                             Las Vegas, NV 89102
                                                                    702.257.1984
                                                                702.362.0540 fax

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
Pinoak, Inc.
(a Development Stage Company)
Mesa, AZ

We have reviewed the accompanying balance sheets of Pinoak, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2002 and the related statements of operations for the three-months and nine-months ended September 30, 2002 and 2001 and for the period December 31, 1998 (Inception) to September 30, 2002, and statements of cash flows for the nine-months ended September 30, 2002 and 2001 and for the period December 31, 1998 (Inception) to September 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on my reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

G. Brad Beckstead, CPA has previously audited, in accordance with generally accepted auditing standards, the balance sheet of Pinoak, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in his report dated April 3, 2002, he expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts LLP
October 18, 2002

                                 PINOAK, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS


BALANCE SHEETS

                                                     (Unaudited)
                                                    September 30,   December 31,
                                                        2002            2001
                                                    -------------   ------------
                                                                       ASSETS
Current assets:
   Cash and equivalents                             $         809   $     2,013
   Funds held in escrow                                    59,934             -
                                                    -------------   -----------
     Total current assets                                  60,743         2,013
                                                    -------------   -----------

                                                    $      60,743   $     2,013
                                                    =============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Subscriptions payable                            $      59,184   $         -
                                                    -------------   -----------
     Total current liabilities                             59,184             -
                                                    -------------   -----------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, no shares issued and
     outstanding                                                -             -
   Common stock, $0.001 par value, 20,000,000
     shares authorized, 2,000,000 shares
     issued and outstanding                                 2,000         2,000
   Additional paid-in capital                               2,820         2,820
   (Deficit) accumulated during development stage          (3,261)       (2,807)
                                                    -------------   ------------
                                                            1,559         2,013
                                                    -------------   -----------
                                                    $      60,743   $     2,013
                                                    =============   ===========

The accompanying notes are an integral part of these financial statements

                                 PINOAK, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


STATEMENTS OF OPERATIONS

                         Three Months Ending  Nine Months Ending
                            September 30,        September 30,     Dec 31, 1998
                         -------------------  ------------------  (Inception) to
                            2002     2001       2002     2001      Sep 30, 2002
                         --------- ---------  -------- ---------  --------------
Revenue                  $       -  $      -  $      - $       -  $           -
                         ---------  --------  -------- ---------  -------------
Expenses:
 General and administrative
  expenses                      30         -       454         -          3,261
                         ---------  --------  -------- ---------  -------------
Total expenses                  30         -       454         -          3,261
                         ---------  --------  -------- ---------  -------------
Net (loss)               $     (30) $      -  $  (454) $       -  $      (3,261)
                         =========  ========  ======== =========  ==============
Weighted average number of
 common shares outstanding-
  basic and fully
  diluted                4,357,374         -  4,168,734        -
                         =========  ========  ========= ========
Net (loss) per share-
 basic and fully diluted $  (0.00)  $      -  $  (0.00) $      -
                         =========  ========  ========= ========

The accompanying notes are an integral part of these financial statements

                                 PINOAK, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


STATEMENTS OF CASH FLOWS
                                         Nine Months Ending
                                            September 30,      December 31, 1998
                                        --------------------     (Inception) to
                                           2002      2001     September 30, 2002
                                        ---------- ---------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                              $    (454)   $       -    $    (3,261)
                                        ----------   ---------    ------------
Net cash (used) by operating activities      (454)           -         (3,261)
                                        ----------   ---------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of common stock                     -            -          4,820
  (Increase) in funds held in escrow      (59,934)                    (59,934)
Increase in subscriptions payable          59,184                      59,184
                                        ----------   ---------    -----------
Net cash provided (used) by
  financing activities                       (750)           -          4,070
                                        ----------   ---------    -------------

Net increase (decrease) in cash            (1,204)           -            809
Cash - beginning                            2,013            -              -
                                        ----------   ---------    -----------
Cash - ending                           $     809    $       -    $       809
                                        ==========   =========    ===========
Supplemental disclosures:
  Interest paid                         $       -    $      -     $         -
                                        =========    ========     ===========
  Income taxes paid                     $       -    $      -     $         -
                                        =========    ========     ===========

The accompanying notes are an integral part of these financial statements

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $3,261 for the period from December 31, 1998 (inception) to September 30, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - FUNDS HELD IN ESCROW AND SUBSCRIPTIONS PAYABLE

On July 24, 2002, the Company closed its 419 offering and collected total cash, net of offering costs, of $59,184. As of September 30, 2002, the balance of funds held with an escrow agent totaled $59,934. Under the 419 Rule, the shareholders can ask to have these monies returned to them if they do no reconfirm the 419 merger candidate or eighteen months pass without finding a merger candidate; therefore these funds may or may not be released to the Company.

                                 PINOAK, INC.
                         (a Development Stage Company)
                                     Notes

NOTE 4 - RELATED PARTY TRANSACTIONS

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

                                   PINOAK, INC.

                                PLAN OF OPERATION

     The Company intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding such an acquisition. We closed our offering on or about July 24, 2002. The balance of funds held in escrow totaled $59,934. (See "Recent Event.") Our sole officer and director has begun seeking an acquisition or merger between the Company and such other company.

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

     While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. As part of the negotiation process, the Board of Directors does intend to obtain certain assurances of value, such as statements of assets and liabilities, material contracts, accounts receivable statements, or other indicia of the target entity's condition prior to consummating such a transaction, with further assurances that an audited statement would be provided within ninety days after closing. Closing documents will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

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

Recent Event

On July 24, 2002, the Company closed its 419 offering and collected total cash, net of offering costs, of $59,184. As of September 30, 2002, the balance of funds held with an escrow agent totaled $59,934. Under the 419 Rule, the shareholders can ask to have these monies returned to them if they do no reconfirm the 419 merger candidate or eighteen months pass without finding a merger candidate; therefore these funds may or may not be released to the Company.

ITEM 1.  Legal Proceedings

There is no litigation pending or threatened by or against the Company.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2002, no matters were submitted to the Company's security holders.


ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

----------------------------------------------------------------
       EXHIBITS
    SEC REFERENCE   TITLE OF DOCUMENT
        NUMBER
----------------------------------------------------------------
         2.1        Escrow Agreement*
----------------------------------------------------------------
         3.1        Articles of Incorporation*
----------------------------------------------------------------
         3.2        Bylaws*
----------------------------------------------------------------
         5          Consent of Thomas C. Cook, Esq.*
----------------------------------------------------------------
        23.1        Consent of G. Brad Beckstead, CPA*
----------------------------------------------------------------
        23.2        Consent of G. Brad Beckstead, CPA***
----------------------------------------------------------------
        24          Consent of Thomas C. Cook, Esq.*
----------------------------------------------------------------
        99.1        Subscription Agreement*
----------------------------------------------------------------
        99.2        Management Letter to Shareholders**
----------------------------------------------------------------
        99.3        Certification by Chief Executive Officer***
----------------------------------------------------------------

* Previously filed as an exhibit to the Company's Form SB-2 filed on January 3, 2002.

** Previously filed as an exhibit to the Company's Form SB-2 filed on February 25, 2002.

*** This filing

(b)  Reports on Form 8-K

     None

                                   PINOAK, INC.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PINOAK, INC.


Date: October 22, 2002                  By: /s/ Rick Jesky
                                        -------------------------
                                                Rick Jesky
                                                Chief Executive Officer