Form 10KSB
period 2002-12-31
PINOAK INC /NV/
filed 2003-02-10
CIK 1163002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________

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


Securities registered under Section 12(b) of the Exchange Act:

    Title of each class           Name of each exchange on which registered

          None                                       N/A

Securities registered under Section 12(g) of the Exchange Act:

                                     COMMON
                                ----------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 [x] Yes [ ] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         State issuer's revenues for its most recent fiscal year.  $0

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

         N/A

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                [ ] Yes  [ ] No  N/A

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 common shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

  Transitional Small Business Disclosure Format (Check one): [ ] Yes  [X] No

                                    CONTENTS


CONTENTS

                                                                         PAGE
PART I

    Item 1.  Business.....................................................3
    Item 2.  Properties...................................................5
    Item 3.  Legal Proceedings............................................5
    Item 4.  Submission of Matters to a Vote of Security Holders..........5

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters.....6
    Item 6.  Plan of Operation............................................7
    Item 7.  Financial Statements.........................................8
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.......................9

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the

                Exchange Act.............................................10
    Item 10. Executive Compensation......................................12
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management...............................................12
    Item 12. Certain Relationships and Related Transactions..............13
    Item 13. Exhibits and Reports on Form 8-K............................13

SIGNATURES   ............................................................14


                                   PART I

ITEM 1.  BUSINESS

Business Objectives

         We are a "blank check" company incorporated under the laws of the State of Nevada on December 31, 1998 to serve as a vehicle to effect a Business combination with another company. We have no operating business and a very modest capitalization.

         Our offices are located at 10801 E. Grove, Mesa, Arizona 85208 and our telephone number is (480) 984-8446.

         The proposed business activities classifies us as a "blank check" company. The Securities and Exchange Commission defines these companies as "any development stage company that is issuing a penny stock (within the meaning of section 3(a)(51) of the Securities Exchange Act of 1934) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." We intend to comply with the periodic reporting requirements of the Securities Exchange Act of 1934 for so long as it is subject to those requirements.

         We are a blank check company as defined in Rule 419. Pinoak, Inc. was organized for the purpose of seeking, investigating, and ultimately acquiring an interest in a business with long-term growth potential.

         On July 24, 2002, we closed our 419 offering and collected total cash, net of offering costs, of $59,233. As of December 31, 2002, the balance of funds held with an escrow agent totaled $59,983. Under the 419 Rule, the shareholders can ask to have these monies returned to them if they do no reconfirm a proposed 419 merger candidate or eighteen months pass without finding a merger candidate; therefore these funds may or may not be released to the Company.


Rule 419 Reconfirmation Offering

         Our initial offering was a so-called "blank check" offering due to the fact that we are a development stage company that has no specific business plan or purpose and we indicated that our business plan or purpose was to merge with or be acquired by an unidentified company.

         The Company has yet to formally identify a merger candidate. Once a merger candidate is identified we are required to file a post-effective amendment to our registration statement on Form SB-2 (File No-333-76242) detailing the proposed combination and requesting a reconfirmation from stockholders that purchased shares in its public offering to reconfirm their election to invest in the Company's shares. The post-effective amendment is required to contain information about our proposed merger candidate and its business, including audited financial statements and the proposed use of the funds to be disbursed from the escrow account.

         Our reconfirmation offering is subject to Rule 419 under the Securities Act, and the post-effective amendment will also include the terms of the reconfirmation offer mandated by Rule 419. Among other things, the fair market value of the business or assets must represent at least 80% of the proceeds of our prior offering. For purposes of this blank check offering, the fair market value of the business or assets to be acquired must be at least $60,000.

         The reconfirmation offer must commence within five business days after the effective date of the post-effective amendment. Pursuant to Rule 419, the reconfirmation offer must include the following conditions:

                  (1) The prospectus contained in the post-effective amendment will be sent to each investor whose securities are held in the escrow account within five business days after the effective date of the post-effective amendment;


                  (2) Each investor will have no fewer than 20, and no more than 45 business days from the effective date of the post-effective amendment to notify us in writing that the investor elects to remain an investor;

                  (3) If we do not receive written notification from any investor within 45 business days following the effective date, the pro-rata portion of the offering proceeds (without any interest or dividends) held in the escrow account on such investor's behalf will be returned to the investor within five business days by first class mail or other equally prompt means;

                  (4) The acquisition(s) will be consummated only if investors representing at least 80% of the offering proceeds elect to reconfirm their investments;

                  (5) If the business combination has not occurred by October, 25, 2003, 18 months from the date of our Prospectus, the offering proceeds held in the escrow account shall be returned to all investors on a pro-rata basis within five business days by first class mail or other equally prompt means;

                  (6) Investors who receive their pro rata portion of the offering proceeds will receive any interest. Investors who elect to remain investors will not receive any interest when their pro-rata portion of the offering proceeds is released to us.

Release of Offering Proceeds and Shares from Escrow

         The offering proceeds and shares held in escrow may be released to us and the investors, respectively, after the escrow agent has received a signed representation from us and any other evidence acceptable by the escrow agent that:

                  (1) We have executed a Merger Agreement and that the fair value of the business represents at least 80% of the offering proceeds
($60,000), and we have filed the required post-effective amendment;

                  (2) The post-effective amendment has been declared effective, the mandated reconfirmation offer prescribed by Rule 419 has been completed and we have satisfied all of the prescribed conditions of the reconfirmation offer;


ITEM 2.  PROPERTIES

         The Company, pursuant to an oral agreement, utilizes and will utilize, until consummation of the Merger, the offices of Rick Jesky, the Company's sole director and officer at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings and knows of no threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the calendar year 2002 the Company did not submit any matters to a vote of its shareholders.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The shares of Common Stock issued in the public offering are currently held in escrow by Southwest Escrow Company, Las Vegas, Nevada. There is no public market for our common stock.

         No dividends have been declared on the Common Stock since the inception of the Company in December, 1998 and the Company does not anticipate paying any cash dividends in the foreseeable future.


         On December 7, 2001, the Company issued 2,000,000 shares of its $.001 par value common stock for cash of $4,820.


         During April, 2002, we filed a registration statement on Form SB-2 (Commission file No. 333-76242) with the Securities and Exchange Commission for the issuance of 3,000,000 shares of common stock at $0.025 per share. We asked as our own underwriter, and no fees or commissions were paid to undertake this offering. The proceeds of the offering in connection with the public offering totaled $59,983, which was completed in July, 2002. Southwest Escrow Company, Las Vegas, Nevada is holding the public offering proceeds and the stock certificates of the public investors in escrow pursuant to Rule 419 of the Rules and Regulations of the Securities and Exchange Commission, until the approval of a business combination by the shareholders of the Company. If the shareholders have not approved a business combination by October 25, 2003, all proceeds will be promptly returned to the shareholders and the stock certificates will be canceled. The proceeds have been recorded on our financial statements as "funds held in escrow."

ITEM 6. PLAN OF OPERATION

         As of December 31, 2002 we were in the development stage and in the process of seeking a merger candidate. All activity to date has been related to our formation and proposed financing. Our ability to commence operations is contingent upon identifying a merger candidate. As of December 31, 2002, we had not incurred any material costs or expenses other than those associated with our formation. We closed our public offering in July, 2002.

         We will use the net proceeds of the public offering principally in connection with effecting a business combination, and structuring and consummating a business combination. We do not have discretionary access to any monies in the escrow account. We cannot use the escrowed amounts to pay the costs of evaluating potential business combinations. To the extent that common stock is used as consideration to effect a business combination, the balance of the net proceeds of the public offering not then expended will be used to finance the operations of a target business. No cash compensation will be paid to any officer or director in their capacities as such until after the consummation of the first business combination. Since we do not expect our present management to remain involved after the merger is completed, we have no ability to determine what remuneration, if any, will be paid to managers after the merger.

         In the event that we do not effect a business combination by October 25, 2003, we will distribute to the then holders of common stock acquired as part of the shares sold in the public offering the amount held in the escrow account, without interest.

Special Note Regarding Forward-Looking Information

         Certain statements contained in this Plan of Operation, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause results to differ materially from those indicated by such forward-looking statements. These factors include those set forth below under the heading "Risk Factors" in the proxy statement/prospectus included in our post-effective amendment to its registration statement on Form SB-2 (File No-333-76242).

ITEM 7. FINANCIAL STATEMENTS

         The Company's financial statements for the fiscal year ended December 31, 2002 are included herein and consist of:

         Independent Auditor's Report                      F-1

         Balance Sheet                                     F-2

         Statements of Operations                          F-3

         Statement of Changes in Stockholders' Equity      F-4

         Statements of Cash Flows                          F-5

         Notes to Financial Statements                     F-6-11

                          INDEPENDENT AUDITORS' REPORT

Beckstead and Watts, LLP
----------------------------
Certified Public Accountants
                                                            330 E. Warm Springs
                                                            Las Vegas, NV 89119
                                                                   702.257.1983
                                                             702.362.0540 (fax)

                         INDEPENDENT AUDITER'S REPORT

January 21, 2003

Board of Directors
Pinoak, Inc.
Las Vegas, NV

I have audited the Balance Sheets of Pinok, Inc. (the "Company") (A Development Stake Company), as of December 31, 2002 and 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended, and for the period December 31, 1998 (Dare of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheets of Pinoak, Inc., (A Development Stage Company), as of December 31, 2002 and 2001, and its related statements of operations, equity and cash flows for the years then ended, and for the period December 31, 1998 (Date of Inception) to December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, she Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include and adjustments that might result from the outcome of this uncertainty.


/s/ G. Bead Beckstead
---------------------------
    G. Brad Beckstead, CPA

                                 Pinoak, Inc.
                         (a Development Stage Company)
                                Balance Sheets


Balance Sheets

                                                                December 31,
                                                            ------------------
                                                              2002      2001
                                                            --------  --------
Assets

Current assets:
  Cash                                                      $    779  $  2,013
  Funds held in escrow                                        59,983         -
                                                            --------  --------
    Total current assets                                      60,762     2,013
                                                            --------  --------
                                                            $ 60,762  $  2,013
                                                            ========  ========


Liabilities and Stockholder's Equity


Current liabilities:
  Subscriptions payable                                     $ 59,233  $      -
                                                            --------  --------
    Total current liabilities                                 59,233         -
                                                            --------  --------

Stockholder's equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized,no shares issued and outstanding                    -         -
  Common stock, $0.001 par value, 20,000,000 shares
    authorized, 2,000,000 shares issued and outstanding        2,000     2,000
  Additional paid-in capital                                   2,820     2,820
  (Deficit) accumulated during development stage              (3,291)   (2,807)
                                                            --------  --------
                                                               1,529     2,013
                                                            --------  --------
                                                            $ 60,762  $  2,013
                                                            ========  ========

  The accompanying notes are an integral part of these financial statements.

                                  Pinoak, Inc.
                         (a Development Stage Company)
                           Statements of Operations



Statements of Operations

                                       For the years ended   December 31, 1998
                                           December 31,       (Inception) to
                                       --------------------     December 31,
                                         2002       2001           2002
                                       ---------  ---------  -----------------

Revenue                                $       -  $       -  $               -
                                       ---------  ---------  -----------------

Expenses:
  General and administrative expenses        484      2,807              3,291
                                       ---------  ---------  -----------------
    Total expenses                           484      2,807              3,291
                                       ---------  ---------  -----------------
Net (loss)                             $    (484) $  (2,807) $          (3,291)
                                       =========  =========  =================


Weighted average number of
  common shares outstanding -
  basic and fully diluted              2,000,000  2,000,000
                                       =========  =========


Net (loss) per share -
  basic and fully diluted              $   (0.00) $   (0.00)
                                       =========  =========


  The accompanying notes are an integral part of these financial statements.

                                  Pinoak, Inc.
                         (a Development Stage Company)
                  Statements of Changes in Stockholder's Equity


Statements of Changes in Stockholder's Equity

                                                    (Deficit)
                                                   Accumulated
                        Common Stock    Additional    During        Total
                     -----------------   Paid-in    Development  Stockholder's
                      Shares    Amount   Capital       Stage        Equity
                     ---------  ------  ----------  -----------  -------------
December 1998
  Beginning balance          -  $    -  $        -  $         -  $           -

Net (loss)
  December 31, 1998
  (inception) to
  December 31, 1998                                           -              -
                     ---------  ------  ----------  -----------  -------------
Balance, Dec 31, 1998        -  $    -  $        -  $         -  $           -

Net (loss)
  For the year ended
  December 31, 1999                                           -              -
                     ---------  ------  ----------  -----------  -------------
Balance, Dec 31, 1999        -  $    -  $        -  $         -  $           -

Net (loss)
  For the year ended
  December 31, 2000                                           -              -
                     ---------  ------  ----------  -----------  -------------
Balance, Dec 31, 2000        -  $    -  $        -  $         -  $           -

December 2001
  Issued for cash    2,000,000   2,000  $    2,820            -          4,820
Net (loss)
  For the year ended
  December 31, 2001                                      (2,807)        (2,807)
                     ---------  ------  ----------  -----------  -------------
Balance, Dec 31,2001 2,000,000  $2,000  $    2,820  $    (2,807) $       2,013

Net (loss)
  For the year ended
  December 31, 2002                                        (484)          (484)
                     ---------  ------  ----------  -----------  -------------
Balance, Dec 31,2002 2,000,000  $2,000  $    2,820  $    (3,291) $       1,529
                     =========  ======  ==========  ===========  =============

  The accompanying notes are an integral part of these financial statements.

                                  Pinoak, Inc.
                         (a Development Stage Company)
                           Statements of Cash Flows


Statements of Cash Flows

                                       For the years ended   December 31, 1998
                                           December 31,       (Inception) to
                                       --------------------     December 31,
                                         2002       2001           2002
                                       ---------  ---------  -----------------

Cash flows from operating activities
Net (loss)                             $    (484) $  (2,807) $          (3,291)
                                       ---------  ---------  -----------------
Net cash (used) by operating activities     (484)    (2,807)            (3,291)
                                       ---------  ---------  -----------------

Cash flows from financing activities
  Issuances of common stock                    -      4,820              4,820
  (Increase) in funds held in escrow     (59,983)         -            (59,983)
  Increase in subscriptions payable       59,233          -             59,233
                                       ---------  ---------  -----------------
Net cash provided (used) by
  financing activities                      (750)     4,820              4,070
                                       ---------  ---------  -----------------

Net increase (decrease) in cash           (1,234)     2,013                779
Cash - beginning                           2,013          -                  -
                                       ---------  ---------  -----------------
Cash - ending                          $     779  $   2,013  $             779
                                       =========  =========  =================

Supplemental disclosures:
  Interest paid                        $       -  $       -  $               -
                                       =========  =========  =================

  Income taxes paid                    $       -  $       -  $               -
                                       =========  =========  =================


  The accompanying notes are an integral part of these financial statements.

                                 Pinoak, Inc.
                         (a Development Stage Company)
                                  Footnotes

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized December 31, 1998 (Date of Inception) under the laws of the State of Nevada, as Pinoak, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 20,000,000 shares of $0.001 par value common stock.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Cash and cash equivalents
-------------------------

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2002.

Impairment of long-lived assets
-------------------------------

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2002.

Revenue recognition
-------------------

The Company reports revenue as invoiced on an accrued basis. Costs of sales are recorded as items are sold and are comprised of product purchases and shipping costs.

Advertising costs
-----------------

The  Company expenses all costs of advertising  as  incurred.   There  were  no
advertising costs included in selling, general and administrative expenses in 2002.

Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2002.

                                 Pinoak, Inc.
                         (a Development Stage Company)
                                  Footnotes

Reporting on the costs of start-up activities
---------------------------------------------

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
------------

Deferred  income  tax  assets  and  liabilities  are   computed   annually  for
differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable on the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                                 Pinoak, Inc.
                         (a Development Stage Company)
                                  Footnotes


Segment reporting
-----------------

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
---------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Recent pronouncements
---------------------

In June 2001, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and that identifiable intangible assets acquired in a business combination be recognized as an asset apart from goodwill, if they meet certain criteria. The impact of the adoption of SFAS No. 141 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and indefinite-lived intangible assets, including that acquired before initial application of the standard, will not be amortized but will be tested for impairment at least annually. The new standard is effective for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS No. 142 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.

In July 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The impact of the adoption of SFAS No. 143 on the Company's reported operating results, financial position and existing financial statement disclosure is not expected to be material.

                                 Pinoak, Inc.
                         (a Development Stage Company)
                                  Footnotes

Recent pronouncements (Continued)
---------------------------------

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. This statement addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and broadens the definition of what constitutes a discontinued operation and how results of a discontinued operation are to be measured and presented. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The impact of the adoption of SFAS No. 144 on our reported operating results, financial position and existing financial statement disclosure is not expected to be material.


Stock-Based Compensation
------------------------

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end
--------

The Company has adopted December 31 as its fiscal year end.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $3,291 for the period from December 31, 1998 (inception) to December 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                 Pinoak, Inc.
                         (a Development Stage Company)
                                  Footnotes


NOTE 3 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                    U.S federal statutory rate          (34.0%)
                    Valuation reserve                    34.0%
                                                        ------
                    Total                                   -%
                                                        ======


As of December 31, 2002, the Company has a net operating loss carry forward of approximately $3,291 for tax purposes, which will be available to offset future taxable income. If not used, this carry forward will expire in 2022.

NOTE 4 - FUNDS HELD IN ESCROW AND SUBSCRIPTIONS PAYABLE

On July 24, 2002, the Company closed its 419 offering and collected total cash, net of offering costs, of $59,233. As of December 31, 2002, the balance of funds held with an escrow agent totaled $59,983. Under the 419 Rule, the shareholders can ask to have these monies returned to them if they do no reconfirm the 419 merger candidate or eighteen months pass without finding a merger candidate; therefore these funds may or may not be released to the Company.

NOTE 5 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 5,000,000 shares of its $0.001 par value preferred stock 20,000,000 shares of its $0.001 par value common stock.

On December 7, 2001, the Company issued 2,000,000 shares of its $0.001 par value common stock for cash of $4,820.

There have been no other issuances of preferred and/or common stock.

                                 Pinoak, Inc.
                         (a Development Stage Company)
                                  Footnotes


NOTE 6 - RELATED PARTY TRANSACTIONS

On December 7, 2001, the Company  issued  2,000,000  shares  of  its $0.001 par
value common stock to the sole officer and director of the Company.   (See Note
5).

The Company does not lease or rent any property. Office services are provided without charge by an officer and director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - WARRANTS AND OPTIONS

As of December 31, 2002, there are no warrants and options outstanding to acquire any additional shares of preferred and/or common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     Beckstead and Watts, LP audited the financial statements of the Company. The Company has not had any disagreements with their auditors with respect to their prior engagement as auditors.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The current director and officer of the Company is as follows:


NAME                      AGE      POSITIONS
Rick Jesky                53       President, CEO, Director, CFO


         Pinoak, Inc.'s officer/director is elected annually to serve for two years until his successor(s) is duly elected and qualified.

         Mr. Jesky will not be compensated for the hours he spends handling PINOAK's affairs; as such, he will devote himself full-time to PINOAK only at such time as that becomes practical and necessary.

Rick Jesky, President - Work History
------------------------------------

         Mr. Jesky was born September 18, 1949 in Chicago, IL. He has a BA Degree from the University of Phoenix, and MA Degree from Northern Arizona University. Rick Jesky has almost twenty years as an educator (1974-1992) in the State of Arizona. From 1992 to 1998, he has six years experience as a General Manger for a major Phoenix nightclub/restaurant, named Studebaker's. From 1998-1999, he has worked as an educator with Superior Court of Arizona, Pinal County. His primary duties as an educator was to Teach law related subjects, conduct teen court, counsel students on court matters at the high school level. Additionally, he worked with Juvenile Court Services, probation caseload and Court Disposition. He was the founder and sole proprietor of Oleramma Nursery. He successfully developed and propagated an Oleander plants which won a Blue Ribbon at the 1992 Arizona State Fair. In September, 1998, he founded Oleramma, Inc, a Nevada Corporation, where he served as President of the Company until December, 1999. The Company was formed to develop a hybrid cotton seed, the Company subsequently became public on the Over-the-Counter Bulletin Board in November, 1999. He resigned as President of the Company in January, 2000 to return to teaching. At that time, he taught high school level technical agriculture and criminal law (1999-2000). In 2001, he worked for the State Department of the United States of America, in their Peace Corps Division.
He was assigned to teaching Environment Studies to local School Districts on the Island of St. Lucia, in the Eastern Caribbean. In the Fall of 2001 he returned to Arizona where he is currently the President of Pinoak, Inc. From June, 2002 to present he is also working as a Deputy U.S. Marshall for the U.S. Department of Justice.

         The day to day operations of the company include reviewing acquisition candidates and assuring the company is current in its SEC reporting requirements. There will be several days of inactivity and other days where the officer is actively evaluating and negotiating an acquisition. While the company does not currently anticipate the use of consultants in connection with any acquisition, if the officer feels that involvement of other parties are appropriate for evaluating an acquisition target a consultant may be hired.


Limitation of Liability; Indemnification of Directors and Officers

         Pursuant to the provisions of Nevada Revised Statutes 78.751, the Corporation shall indemnify its directors, officers and employees as follows:

         Every director, officer, or employee of the corporation shall be indemnified by the corporation against all expenses and liabilities, including counsel fees, reasonably incurred by or imposed upon her/her in connection with any proceeding to which he/she may be made a party, or in which he/she may become involved, by reason of being or having been a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of the corporation, partnership, joint venture, trust or enterprise, or any settlement thereof, whether or not he/she is a director, officer, employee or agent at the time such expenses are incurred, except in such cases wherein the director, officer, employee or agent is adjudged guilty of willful misfeasance or malfeasance in the performance of his/her duties; provided that in the event of a settlement the indemnification herein shall apply only when the Board of Directors approves such settlement and reimbursement as being for the best interests of the Corporation.

         The Corporation shall provide to any person who is or was a director, officer, employee or agent of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of the corporation, partnership, joint venture, trust or enterprise, the indemnity against expenses of a suit, litigation or other proceedings which is specifically permissible under applicable law.

Conflicts of Interest

         The consummation of a business combination may require a greater period of time than if management devoted their full time to our affairs. However, our sole officer and director will devote such time as she or he deems reasonably necessary to carry out the business and affairs of our company, including the evaluation of potential target businesses and the negotiation of a business combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiation of a business combination. We expect that our officers will spend 15 to 20 hours per month of their time on the business affairs of the company until a potential business combination has been identified, upon which event they expect to spend significantly more time until such business combination is consummated. There can be no assurance that any of the foregoing conflicts will be resolved in favor of our company. In connection with any stockholder vote relating either to approval of a business combination or the liquidation of the company all of its officer and director (and any stockholders who are affiliated with its officer and director), have agreed to vote all of their respective shares of Common
Stock in accordance with the vote of the majority of the shares voted by all non-affiliated public stockholders (in person or by proxy) with respect to such business combination or liquidation.

Management's experience with prior blank check offerings

         Our sole officer/director, Rick Jesky, has limited business experience; this is his first experience with a 419 company. As such, he has no investment background experience or expertise in identifying a suitable merger candidate for Pinoak. He is not currently involved with any other "blind pool" companies and does not currently intend to undertake any more "blind pool" offerings until he can complete, assuming it is concluded, an acquisition for Pinoak.


ITEM 10. EXECUTIVE COMPENSATION

         The Company has not entered into employment agreements or other understandings with its directors or executive officers concerning compensation. No cash compensation has been or will be paid to any officer or director in their capacity as such. Since the role of present management after the consummation of a business combination is unclear, assuming it is concluded, the Company has no ability to determine what remuneration, if any, will be paid to such persons after consummation of a business combination, although it is not expected that any arrangements will be made.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of our securities, as well as the securities beneficially owned by all our directors and officers. Unless specifically indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.


Name and Address of                 Title of        Shares of      Percent of
Beneficial Owner       Title          Class       Common Stock       Class
---------------------------------------------------------------------------
Rick Jesky(1)          President    Common         2,000,000       100%
                                                   --------------------

All executive officers and directors
        as a group (one person)                    2,000,000       100%

(1)  Rick Jesky, 10801 E. Grove Street, Mesa, Arizona, 85208.

         Under blank check company rules, none of these shares will be available for resale unless they are registered with the U. S. Securities and Exchange Commission. These shares are restricted securities, as that term is defined in the Act. They are subject to restrictions regarding resale; the certificates issued for them have been stamped with a restrictive legend and will be subject to stop transfer orders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         By corporate resolution, the Company hired the professional services of Thomas C. Cook, attorney-at-law, a Nevada based attorney to review and handle Corporate documents. Mr. Cook owns no stock in the Company.

         By corporate resolution, the Company hired the professional services of Beckstead and Watts, LLP, Certified Public Accountants, to perform audited financials for the Company. Beckstead and Watts, LP own no stock in the Company and works on a fee for services basis.

Because of the development stage nature of the Company and its inactivity since its inception, the Company has no other relationships or transactions.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) List of Exhibits.

              The following exhibits are filed as part of this report:

              Exhibit No.

              (99)  Certification of Chief Executive Officer

         (b)  Reports on Form 8-K.

              None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Pinoak, Inc.
                                          ------------
                                          (Registrant)

          February 6, 2003            By: /s/ Rick Jesky
          ----------------                --------------------------------
              Date                        Rick Jesky
                                          President, CEO, Secretary
                                          Treasurer, Chief Financial and
                                          Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          February 6, 2003            By: /s/ Rick Jesky
          ----------------                --------------------------------
              Date                        Rick Jesky
                                          President, CEO, Secretary
                                          Treasurer, Chief Financial and
                                          Accounting Officer and Director

                              Exhibit Index

              Exhibit No.

              (99)  Certification of Chief Executive Officer

Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections
                 302 and 906 of the Sarbanes-Oxley Act of 2002

       In connection with the Annual Report of Pinoak, Inc. (Registrant) on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission, on the date hereof, I, Rick Jesky, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley
Act of 2002, that:

(1) I have reviewed this Annual Report on Form 10-KSB of Pinoak, Inc. for the year ended December 31, 2002.

(2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

(4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

       (1) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

       (2) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

       (3) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (1) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       (2) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers, if any, and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Rick Jesky                             Dated: February 6, 2003
------------------------------             -----------------------
    Rick Jesky
    Chief Executive Officer and
    Chief Financial Officer