Form 10QSB
period 2003-03-31
PINOAK INC /NV/
filed 2003-05-07
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             -----------
                             FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2003:

                  2,000,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes [ ] No [X]

             This document consists of 17 pages, excluding exhibits.
                        The Exhibit Index is on page 16.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Accountant's Review Report...............   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-9

Item 2.   Management's Discussion and Analysis of Plan
           of Operation........................................  10

Item 3.   Controls and Procedures..............................  16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................  17

Item 2.   Changes in Securities and Use of Proceeds............  17

Item 3.   Defaults upon Senior Securities......................  17

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  17

Item 5.   Other Information....................................  17

Item 6.   Exhibits and Reports on Form 8-K.....................  17

Signatures.....................................................  18

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2003. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2003, follow.

Beckstead and Watts, LLP
----------------------------
Certified Public Accountants
                                                        3340 Wynn Road, Suite B
                                                            Las Vegas, NV 89102
                                                                   702.257.1984
                                                               702.362.0540 fax


                     INDEPENDENT ACCOUNTANTS REVIEW REPORT

April 30, 2003

Board of Directors
Pinoak, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of Pinoak, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002 and for the period December 31, 1998 (Inception) to March 31, 2003, and statements of cash flows for the three-months ended March 31, 2003 and 2002 and for the period December 31, 1998 (Inception) to March 31, 2003. These financial statements are the responsibility of the Company's management.

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


/s/ Beckstead and Watts, LLP
----------------------------
    Beckstead and Watts, LLP

                                 Pinoak, Inc.
                        (a Development Stage Company)
                                Balance Sheet


Balance Sheet

                                                    (unaudited)
                                                     March 31,    December 31,
                                                       2003           2002
                                                    -----------  --------------

Assets

Current assets:
   Cash                                             $       749  $          779
   Fund held in escrow                                   59,983          59,983
                                                    -----------  --------------
     Total current assets                                60,732          60,762
                                                    -----------  --------------
                                                    $    60,732  $       60,762
                                                    ===========  ==============


Liabilities and Stockholders' Equity

Current liabilities
Subscriptions payable                               $    59,233  $            -
                                                    -----------  --------------

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, zero shares issued and
     outstanding                                              -               -
   Common stock, $0.001 par value, 20,000,000
     shares authorized, 2,000,000 shares issued and
     outstanding                                          2,000           2,000
   Additional paid-in capital                             2,820           2,820
   Deficit accumulated during development stage          (3,321)         (3,291)
                                                    -----------  --------------
                                                          1,499           1,529
                                                    -----------  --------------
                                                    $    60,732  $       62,291
                                                    ===========  ==============

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 Pinoak, Inc.
                        (a Development Stage Company)
                           Statement of Operations
                                 (unaudited)
             For the Three Months Ending March 31, 2003 and 2002
      and For the Period December 31, 1998 (Inception) to March 31, 2003



Statement of Operations


                                       Three Months Ending   December 31, 1998
                                            March 31,         (Inception) to
                                       --------------------      March 31,
                                          2003       2002          2003
                                       ---------  ---------  -----------------
Revenue                                $       -  $       -  $               -
                                       ---------  ---------  -----------------

Expenses:
   General and administrative expenses        30         30              3,321
                                       ---------  ---------  -----------------
     Total expenses                           30         30              3,321
                                       ---------  ---------  -----------------

Net income (loss)                      $     (30) $     (30) $          (3,321)
                                       =========  =========  =================


Weighted average number of common
   shares outstanding - basic and
   fully diluted                       2,000,000  2,000,000
                                       =========  =========


Net income (loss) per share -
   basic and fully diluted             $   (0.00) $   (0.00)
                                       =========  =========


  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 Pinoak, Inc.
                        (a Development Stage Company)
                           Statement of Cash Flows
                                 (unaudited)
             For the Three Months Ending March 31, 2003 and 2002
     and For the Period December 31, 1998 (Inception) to March 31, 2003




Statement of Cash Flows


                                       Three Months Ending   December 31, 1998
                                            March 31,         (Inception) to
                                       --------------------      March 31,
                                          2003       2002          2003
                                       ---------  ---------  -----------------
Cash flows from operating activities
Net (loss)                             $     (30) $     (30) $          (3,321)
                                       ---------  ---------  -----------------
Net cash (used) by operating
  activities                                 (30)       (30)            (3,321)
                                       ---------  ---------  -----------------

Cash flows from financing activities
   Issuance of common stock                    -          -              4,820
   (Increase) in funds held in escrow          -    (59,983)           (59,983)
   Increase in subscriptions payable           -     59,233             59,233
                                       ---------  ---------  -----------------
Net cash provided by financing activities      -       (750)             4,070
                                       ---------  ---------  -----------------

Net (decrease) increase in cash              (30)      (780)               749
Cash - beginning                             779      2,013                  -
                                       ---------  ---------  -----------------
Cash - ending                          $     749  $   1,233  $             749
                                       =========  =========  =================

Supplemental disclosures:
   Interest paid                       $       -  $       -  $               -
                                       =========  =========  =================
   Income taxes paid                   $       -  $       -  $               -
                                       =========  =========  =================

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 Pinoak, Inc.
                         (a Development Stage Company)
                                     Notes


Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.



Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $3,321 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The Company raised a total of $59,233 through a 419 offering to finance the operating and capital requirements of the Company. As of March 31, 2003 the amount raised was held in escrow and the release of the fund is contingent upon finding a merger candidate. The funds will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                 Pinoak, Inc.
                         (a Development Stage Company)
                                     Notes



Note 3 - Funds held in escrow and subscriptions payable

On July 24, 2002, the Company closed its 419 offering and collected total cash, net of offering costs, of $59,233. As of March 31, 2003, the balance of funds held with an escrow agent totaled $59,983. Under the 419 Rule, the shareholders can ask to have these monies returned to them if they do not reconfirm the 419 merger candidate or eighteen months pass without finding a merger candidate; therefore these funds many or may not be released to the Company.



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

                                   PINOAK, INC.

                                PLAN OF OPERATION

     The Company intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding such an acquisition. On July 24, 2002, the Company closed its 419 offering and collected total cash, net of offering costs,of $59,233. As of March 31, 2003, the balance of funds held with an escrow agent totaled $59,983. Under the 419 Rule, the shareholders can ask to have these monies returned to them if they do not reconfirm the 419 merger candidate or eighteen months pass without finding a merger candidate; therefore these funds may or may not be released to the Company. Our sole officer and director has begun seeking an acquisition or merger between the Company and such other company. As of March 31, 2003, the Company has yet to identify a merger candidate.

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


Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II OTHER INFORMATION


ITEM 1.  Legal Proceedings

There is no litigation pending or threatened by or against the Company.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2003, no matters were submitted to the Company's security holders.


ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit
  Number        Title of Document
  -----------------------------------------------
   23       Consent of Experts

   99       Certification Pursuant to Title 18, United States
            Code, Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002


(b)  Reports on Form 8-K

During the quarter ended March 31, 2003, no Current Reports were filed on Form 8-K.

                                   PINOAK, INC.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PINOAK, INC.


Date: May 7, 2003                       By: /s/ Rick Jesky
                                        -------------------------
                                                Rick Jesky
                                                Chief Executive Officer

                                  CERTIFICATION

I, Rick Jesky, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Pinoak, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 7, 2003                             /s/ Rick Jesky
-----------                            ------------------------------------
                                            Rick Jesky
                                            Chief Executive Officer
                                            Chief Financial Officer