Form 10QSB
period 2003-06-30
PINOAK INC /NV/
filed 2003-07-16
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             -----------
                             FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the issuer's classes of common equity, as of June 30, 2003:

                  2,000,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes [ ] No [X]

             This document consists of 19 pages, excluding exhibits.
                        The Exhibit Index is on page 17.

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

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2003. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended June 30, 2003, follow.

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

July 10, 2003

Board of Directors
Pinoak, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of Pinoak, Inc. (a development stage company) as of June 30, 2003 and the related statements of operations for the three months and six months ended June 30, 2003 and 2002 and for the period December 31, 1998 (Inception) to June 30, 2003, and statements of cash flows for the three months and six months ended June 30, 2003 and 2002 and for the period December 31, 1998 (Inception) to June 30, 2003. These financial statements are the responsibility of the Company's management.

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



/s/ Beckstead and Watts, LLP
----------------------------
    Beckstead and Watts, LLP

                                  Pinoak, Inc.
                          (a Development Stage Company)
                                  Balance Sheet



Balance Sheet


                                                               (unaudited)
                                                                June 30,
                                                                  2003
                                                               -----------
Assets

Current assets:
   Cash                                                        $       719
   Funds held in escrow                                             59,983
                                                               -----------
     Total current assets                                           60,702
                                                               -----------

                                                               $    60,702
                                                               ===========


Liabilities and Stockholders' Equity

Current liabilities
Subscriptions payable                                          $    59,233
                                                               -----------

Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000,000 shares
     authorized, zero shares issued and outstanding                      -
   Common stock, $0.001 par value, 20,000,000 shares
     authorized, 2,000,000 shares issued and outstanding             2,000
   Additional paid-in capital                                        2,820
   (Deficit) accumulated during development stage                   (3,351)
                                                               -----------
                                                                     1,469
                                                               -----------

                                                               $    60,702
                                                               ===========


  The Accompanying Notes are an Integral Part of These Financial Statements.

                                   Pinoak, Inc.
                          (a Development Stage Company)
                             Statement of Operations
                                   (unaudited)



Statement of Operations

                  Three Months Ending    Six Months Ending    December 31, 1998
                        June 30,              June 30,         (Inception) to
                  --------------------  --------------------      June 30,
                     2003       2002       2003       2002          2003
                  ---------  ---------  ---------  ---------  -----------------
Revenue           $       -  $       -  $       -  $       -  $            -
                  ---------  ---------  ---------  ---------  --------------

Expenses:
 General and
 administrative
 expenses                30        424         60        454           3,351
                  ---------  ---------  ---------  ---------  --------------
   Total expenses        30        424         60        454           3,351
                  ---------  ---------  ---------  ---------  --------------

Net income (loss) $     (30) $    (424) $     (60) $    (454) $       (3,351)
                  ========== ==========  ========= ========== ===============


Weighted average
 number of common
 shares outstanding
 - basic and fully
 diluted          2,000,000  2,000,000  2,000,000  2,000,000
                  =========  =========  =========  =========

Net income (loss)
per share - basic
and fully diluted $  (0.00)  $  (0.00)  $  (0.00)  $  (0.00)
                  =========  =========  =========  =========

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 Pinoak, Inc.
                         (a Development Stage Company)
                            Statement of Cash Flows
                                  (unaudited)



Statement of Cash Flows


                                         Six Months Ending   December 31, 1998
                                              June 30,        (Inception) to
                                         ------------------       June 30,
                                           2003      2002           2003
                                         --------  --------  -----------------
Cash flows from operating activities
Net (loss)                               $    (60) $   (454) $      (3,351)
                                         --------  --------  --------------
Net cash (used) by operating activities       (60)     (454)        (3,351)
                                         --------  --------  --------------

Cash flows from financing activities
 Issuance of common stock                       -         -          4,820
 (Increase) in funds held in escrow             -         -        (59,983)
 Increase in subscriptions                      -         -         59,233
                                         --------  --------  --------------
Net cash provided by financing activities       -         -          4,070
                                         --------  --------  -------------

Net (decrease) increase in cash               (60)     (454)           719
Cash - beginning                              779     2,013              -
                                         --------  --------  -------------
Cash - ending                            $    719  $  1,559  $         719
                                         ========  ========  =============


Supplemental disclosures:
 Interest paid                           $      -  $      -  $           -
                                         ========  ========  =============
 Income taxes paid                       $      -  $      -  $           -
                                         ========  ========  =============

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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $3,351 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. The Company raised a total of $59,983 through a 419 offering to finance the operating and capital requirements of the Company. As of June 30, 2003 the amount raised was held in escrow and the release of the fund is contingent upon finding a merger candidate. The funds will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

                                 Pinoak, Inc.
                         (a Development Stage Company)
                                     Notes


Note 3 - Funds held in escrow and subscriptions payable

On July 24, 2002, the Company closed its 419 offering and collected total cash, net of offering costs, of $59,233. As of June 30, 2003, the balance of funds held with an escrow agent totaled $59,983. Under the 419 Rule, the shareholders can ask to have these monies returned to them if they do not reconfirm the 419 merger candidate or eighteen months pass without finding a merger candidate; therefore these funds many or may not be released to the Company.


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

                                   PINOAK, INC.

                                PLAN OF OPERATION

     The Company intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding such an acquisition. On July 24, 2002, the Company closed its 419 offering and collected total cash, net of offering costs, of $59,233. As of June 30, 2003, the balance of funds held with an escrow agent totaled $59,983. Under the 419 Rule, the shareholders can ask to have these monies returned to them if they do not reconfirm the 419 merger candidate or eighteen months pass without finding a merger candidate; therefore these funds may or may not be released to the Company. Our sole officer and director has begun seeking an acquisition or merger between the Company and such other company. As of June 30, 2003, the Company has yet to identify a merger candidate.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2003, no matters were submitted to the Company's security holders.


ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit
  Number        Title of Document
  -----------------------------------------------

  99.1 CEO Certification required under Section 906 of Sarbanes-Oxley Act of 2002.

  99.2 CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K

During the quarter ended June 30, 2003, no Current Reports were filed on Form 8-K.

                                   PINOAK, INC.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PINOAK, INC.


Date: July 14, 2003                     By: /s/ Rick Jesky
                                        -------------------------------
                                                Rick Jesky
                                                Chief Executive Officer

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

July 14, 2003                             /s/ Rick Jesky
-------------                            ---------------------------
                                            Rick Jesky
                                            Chief Executive Officer
                                            Chief Financial Officer