Form 10QSB
period 2003-09-30
PINOAK INC /NV/
filed 2003-10-24
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             -----------
                             FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the issuer's classes of common equity, as of September 30, 2003:

                  2,000,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes [ ] No [X]

             This document consists of 13 pages, excluding exhibits.
                        The Exhibit Index is on page 12.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Balance Sheet (unaudited)............................   3
          Statements of Operations (unaudited).................   4
          Statements of Cash Flows (unaudited).................   5
          Notes to Financial Statements........................  6-7

Item 2.   Management's Discussion and Analysis of Plan
           of Operation........................................   8

Item 3.   Controls and Procedures..............................  11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................  12

Item 2.   Changes in Securities and Use of Proceeds............  12

Item 3.   Defaults upon Senior Securities......................  12

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  12

Item 5.   Other Information....................................  12

Item 6.   Exhibits and Reports on Form 8-K.....................  12

Signatures.....................................................  13

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS


                                 PINOAK, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS


BALANCE SHEETS

                                                     (Unaudited)
                                                    September 30,   December 31,
                                                        2003            2002
                                                    -------------   ------------

ASSETS
Current assets:
   Cash and equivalents                             $         689   $       779
   Funds held in escrow                                    59,983        59,983
                                                    -------------   -----------
     Total current assets                                  60,672        60,762
                                                    -------------   -----------

                                                    $      60,672   $    60,762
                                                    =============   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Subscriptions payable                            $      59,233   $    59,233
                                                    -------------   -----------
     Total current liabilities                             59,233        59,233
                                                    -------------   -----------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, no shares issued and
     outstanding                                                -             -
   Common stock, $0.001 par value, 20,000,000
     shares authorized, 2,000,000 shares
     issued and outstanding                                 2,000         2,000
   Additional paid-in capital                               2,820         2,820
   (Deficit) accumulated during development stage          (3,381)       (3,291)
                                                    -------------   ------------
                                                            1,439         1,529
                                                    -------------   ------------

                                                    $      60,672   $    60,762
                                                    =============   ============


The accompanying notes are an integral part of these financial statements

                                 PINOAK, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


STATEMENTS OF OPERATIONS

                         Three Months Ending  Nine Months Ending
                            September 30,        September 30,     Dec 31, 1998
                         -------------------  ------------------  (Inception) to
                            2003     2002       2003     2002      Sep 30, 2003
                         --------- ---------  -------- ---------  --------------


Revenue                  $       - $       -  $      - $       -  $           -
                         --------- ---------  -------- ---------  --------------


Expenses:
 General and administrative
  expenses                      30        30        90       454          3,381
                         --------- ---------  -------- ---------  --------------

   Total expenses               30        30        90       454          3,381
                         --------- ---------  -------- ---------  --------------


Net (loss)               $    (30) $     (30) $    (90) $   (454) $      (3,381)
                         ========= =========  ======== =========  ==============


Weighted average number of
 common shares outstanding-
  basic and fully
  diluted                4,357,374         -  4,168,734        -
                         ========= =========  ========= ========


Net (loss) per share-
 basic and fully diluted $  (0.00) $       -  $  (0.00) $      -
                         ========= =========  ========= ========

The accompanying notes are an integral part of these financial statements

                                 PINOAK, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


STATEMENTS OF CASH FLOWS


                                         Nine Months Ending
                                            September 30,      December 31, 1998
                                        --------------------     (Inception) to
                                           2003      2002     September 30, 2003
                                        ---------- ---------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                              $     (90) $    (454)   $       (3,381)
                                        ---------- ---------  -----------------
Net cash (used) by operating activities       (90)      (454)           (3,381)
                                        ---------- ---------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of common stock                      -         -              4,820
  (Increase) in funds held in escrow             -   (59,934)           (59,934)

  Increase in subscriptions payable              -    59,184             59,184
                                        ---------- ---------  ------------------
Net cash provided (used) by
  financing activities                           -      (750)             4,070
                                        ---------- ---------  ------------------

Net increase (decrease) in cash                (90)   (1,204)               689
Cash - beginning                               779     2,013                  -
                                        ---------- ---------  ------------------
Cash - ending                           $      689 $     809  $             689
                                        ========== =========  ==================


Supplemental disclosures:
  Interest paid                         $        - $       -  $                -
                                        ========== =========  ==================
  Income taxes paid                     $        - $       -  $                -
                                        ========== =========  ==================

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2002 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $3,381 for the period from December 31, 1998 (inception) to September 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - FUNDS HELD IN ESCROW AND SUBSCRIPTIONS PAYABLE

On July 24, 2002, the Company closed its 419 offering and collected total cash, net of offering costs, of $59,983. As of September 30, 2002, the balance of funds held with an escrow agent totaled $59,233. Under the 419 Rule, the shareholders can ask to have these monies returned to them if they do not reconfirm the 419 merger candidate or eighteen months pass without finding a merger candidate; therefore these funds may or may not be released to the Company.

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

ITEM 2.  Management's Discussion and Analysis of Plan of Operation.

The Company intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. On July 24, 2002, the Company closed its 419 offering and collected total cash, net of offering costs, of $59,233. These funds are currently being held by our escrow agent. Since the Company has been unable to complete an acquisition pursuant to 419 Rule, these funds are being returned to the original 419 shareholders.

Rule 419(e)(2)(iv) of Regulation C provides that "if a consummated acquisition(s) meeting the requirements of this section has not occurred by a date 18 months after the effective date of the initial registration statement, funds held in the escrow or trust account shall be returned by first class mail or equally prompt means to the purchaser within five business dates following that date." This Rule required the Company to consummate an acquisition before October 25, 2003.

Since an acquisition will not take place by October 25, 2003, the Company has terminated its current offering, and notified Southwest Escrow, Las Vegas, Nevada to close the escrow and return the raised funds to the original 419 investors. Under Rule 419, the Company could request 10% of the funds held in escrow to pay for general expenses. As stated in our Registration Statement, management has no intention to use these funds, and all funds are being returned to the shareholders. Management will absorb the costs associated with the return of these funds. There will be no reconfirmation offering.
The Company also plans to file a post-effective amendment to deregister all securities previously registered under the Securities Act.

The Company remains a shell corporation and still plans to identify a merger or acquisition candidate. It is anticipated that its cash requirements shall be minimal, and that all necessary capital, to the extent required, will be provided by the Company's sole officer/director. The Company does not anticipate that it will have to raise capital in the next twelve months. The Company also does not expect to acquire any plant or significant equipment.

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


ITEM 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II OTHER INFORMATION


ITEM 1.  Legal Proceedings

There is no litigation pending or threatened by or against the Company.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2003, no matters were submitted to the Company's security holders.


ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit
  Number        Title of Document
  -----------------------------------------------

(a)  Exhibits

   31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

During the quarter ended September 30, 2003, no Current Reports were filed on Form 8-K.

                                   PINOAK, INC.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PINOAK, INC.
                                       ---------------------
                                            Registrant


Date: October 23, 2003                     By: /s/ Rick Jesky
                                           ------------------------------
                                                   Rick Jesky
                                                   Chief Executive Officer
                                                   Chief Financial Officer