Form 10QSB
period 2004-03-31
PINOAK INC /NV/
filed 2004-05-03
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             -----------
                             FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2004

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from__________to____________

                    Commission file number:  333-76242
                    ----------------------------------

                                 Pinoak, Inc.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

             Nevada                                    86-0983750
- - -------------------------------                   -------------------
(State or other jurisdiction of                       (IRS Employer
 Incorporation or organization)                     Identification No.)

                 10801 E. Grove Street, Mesa, AZ  85208
   --------------------------------------------------------------------
                (Address of principal executive offices)

                             (480) 984-8446
                       ---------------------------
                       (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2004:

                  2,000,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes [ ] No [X]

             This document consists of 13 pages, excluding exhibits.
                        The Exhibit Index is on page 12.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Accountants Review Report................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................   8

Item 2.   Management's Discussion and Analysis of Plan
           of Operation........................................   9

Item 3.   Controls and Procedures..............................  13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................  14

Item 2.   Changes in Securities and Use of Proceeds............  14

Item 3.   Defaults upon Senior Securities......................  14

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  14

Item 5.   Other Information....................................  14

Item 6.   Exhibits and Reports on Form 8-K.....................  14

Signatures.....................................................  15

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2004, follow.

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


                     INDEPENDENT ACCOUNTANTS REVIEW REPORT


Board of Directors
Pinoak, Inc.
(a Development Stage Company)
Mesa, AZ

We have reviewed the accompanying balance sheet of Pinoak, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2004 and the related statements of operations for the three-months ended March 31, 2004 and 2003 and for the period December 31, 1998 (Inception) to March 31, 2004, and statements of cash flows for the three-months ended March 31, 2004 and 2003 and for the period December 31, 1998 (Inception) to March 31, 2004. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

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

We previously audited, in accordance with generally accepted auditing standards, the balance sheet of Pinoak, Inc. (formerly ATR Search Corporation) (a development stage company) as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 28, 2004, we expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts, LLP
----------------------------
Beckstead and Watts, LLP

April 29, 2004

                                Pinoak, Inc.
                         (a Development Stage Company)
                                Balance Sheet


Balance Sheet

                                                     (unaudited)
                                                      March 31,    December 31,
                                                         2004          2003
                                                    -------------   -----------

Assets

Current assets:
   Cash                                             $         620   $      653
   Funds held in escrow                                         -
                                                    -------------   ----------
     Total current assets                                     620          653
                                                    -------------   ----------
                                                    $         620   $      653
                                                    =============   ==========

Liabilities and Stockholders' Equity

Current liabilities
   Subscriptions payable                            $               $        -
                                                    -------------   ----------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, no shares issued and
     outstanding                                                -            -
   Common stock, $0.001 par value, 20,000,000
     shares authorized, 2,000,000 shares
     issued and outstanding                                 2,000        2,000
   Additional paid-in capital                               2,820        2,820
   Deficit accumulated during development stage            (4,200)      (4,167)
                                                    -------------   ------------
                                                              620          653
                                                    -------------   ------------

                                                    $         620   $      653
                                                    =============   ==========


The accompanying notes are an integral part of these financial statements

                                 Pinoak, Inc.
                         (a Development Stage Company)
                           Statement of Operations
                                  (unaudited)
             For the Three Months Ending March 31, 2004 and 2003
      and For the Period December 31, 1998 (Inception) to March 31, 2004




Statement of Operations

                                      Three Months Ending   December 31, 1998
                                           March 31,          (Inception) to
                                     -----------------------      March 31,
                                        2004         2003           2004
                                     ----------   ----------   --------------
Revenue                              $        -   $        -   $           -
                                     ----------   ----------   --------------

Expenses:
 General and administrative
  expenses                                   33           30            4,200
                                     ----------   ----------   --------------

   Total expenses                            33           30            4,200
                                     ----------   ----------   --------------

Net income (loss)                    $      (33)  $      (30)  $       (4,200)
                                     ===========  ===========  ==============

Weighted average number of
 common shares outstanding-
  basic and fully
  diluted                             2,000,000    2,000,000
                                      =========    =========

Net income (loss) per share-
 basic and fully diluted             $  (0.00)     $  (0.00)
                                     =========     =========

The accompanying notes are an integral part of these financial statements

                                 Pinoak, Inc.
                         (a Development Stage Company)
                           Statement of Cash Flows
                                (unaudited)
             For the Three Months Ending March 31, 2004 and 2003
      and For the Period December 31, 1998 (Inception) to March 31, 2004



Statement of Cash Flows

                                      Three Months Ending   December 31, 1998
                                           March 31,        (Inception) to
                                     -----------------------    March 31,
                                        2004         2003           2004
                                     ----------   ----------   --------------
Cash flows from operating activities
Net (loss)                              $     (33) $     (30)   $       (4,200)
                                        ---------- ---------  -----------------
Net cash (used) by operating activities       (33)       (30)           (4,200)
                                        ---------- ---------  -----------------

Cash flows from financing activities
  Issuances of common stock                      -         -              4,820
Net cash provided by financing activities        -         -              4,820
                                        ---------- ---------  ------------------

Net (decrease) increase in cash                (33)      (30)               620
Cash - beginning                               653       779                  -
                                        ---------- ---------  -----------------
Cash - ending                           $      620 $     749  $             620
                                        ========== =========  =================


Supplemental disclosures:
  Interest paid                         $        - $       -  $               -
                                        ========== =========  =================
  Income taxes paid                     $        - $       -  $               -
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2004, the Company has not recognized revenue to date and has accumulated operating losses of approximately $4,200 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

ITEM 2.  Management's Discussion and Analysis of Plan of Operation.

(a) Results of Operations
-------------------------

As a developmental stage Company, the Company had no revenues for the three months ending March 31, 2004. The Company does not expect to generate any revenues over the next approximately to twelve (12) months. During three months ending March 31, 2004 the Company experienced net losses $(33). These expenses, $33 were month bank fees and classified as general and administrative costs. Since the Company's inception on December 31, 1998 through December 31, 2003 it has lost $(4,200). The Company does not have any material commitments for capital expenditures.


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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2004, no matters were submitted to the Company's security holders.


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

During the quarter ended March 31, 2004, no Current Reports were filed on Form 8-K.

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


                                            PINOAK, INC.
                                       ---------------------
                                            Registrant


Date: April 30, 2004                       By: /s/ Rick Jesky
                                           ------------------------------
                                                   Rick Jesky
                                                   Chief Executive Officer
                                                   Chief Financial Officer