Form 10QSB
period 2004-06-30
PINOAK INC /NV/
filed 2004-08-13
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             -----------
                             FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2004

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from__________to____________

                    Commission file number:  333-76242
                    ----------------------------------

                                 Pinoak, Inc.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

             Nevada                                    86-0983750
 ------------------------------                     ------------------
(State or other jurisdiction of                       (IRS Employer
 Incorporation or organization)                     Identification No.)

                 10801 E. Grove Street, Mesa, AZ  85208
   --------------------------------------------------------------------
                (Address of principal executive offices)

                             (480) 984-8446
                       ---------------------------
                       (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the issuer's classes of common equity, as of June 30, 2004:

                  2,000,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes [ ] No [X]

             This document consists of 13 pages, excluding exhibits.
                        The Exhibit Index is on page 12.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Accountants Review Report................   4
          Balance Sheets (unaudited)............................  5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................   8

Item 2.   Management's Discussion and Analysis of Plan
           of Operation........................................   9

Item 3.   Controls and Procedures..............................  13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................  14

Item 2.   Changes in Securities and Use of Proceeds............  14

Item 3.   Defaults upon Senior Securities......................  14

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  14

Item 5.   Other Information....................................  14

Item 6.   Exhibits and Reports on Form 8-K.....................  14

Signatures.....................................................  15

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended
June 30, 2004, follow.

Beckstead and Watts, LLP
-----------------------------
Certified Public Accountants
                                                  3340 Wynn Road, Suite B
                                                      Las Vegas, NV 89102
                                                             702.257.1984
                                                         702.362.0540 fax


                   INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Pinoak, Inc.
(a Development Stage Company)
Mesa, AZ

We have reviewed the accompanying balance sheet of Pinoak, Inc.(a Nevada corporation) (a development stage company) as of June 30, 2004 and the related statements of operations for the three-months ended June 30, 2004 and 2003 and for the period December 31, 1998 (Inception) to June 30, 2004, and statements of cash flows for the six-months ended June 30, 2004 and 2003 and for the period December 31, 1998 (Inception) to June 30, 2004. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


August 12, 2004

                                Pinoak, Inc.
                         (a Development Stage Company)
                                Balance Sheets


Balance Sheets

                                                     (unaudited)
                                                      June 30,    December 31,
                                                         2004          2003
                                                    -------------   -----------

Assets

Current assets:
   Cash                                             $         588   $      653
   Funds held in escrow                                         -            -
                                                    -------------   ----------
     Total current assets                                     588          653
                                                    -------------   ----------
                                                    $         588   $      653
                                                    =============   ==========

Liabilities and Stockholders' Equity

Current liabilities
   Subscriptions payable                            $               $        -
                                                    -------------   ----------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, no shares issued and
     outstanding                                                -            -
   Common stock, $0.001 par value, 20,000,000
     shares authorized, 2,000,000 shares
     issued and outstanding                                 2,000        2,000
   Additional paid-in capital                               2,820        2,820
   Deficit accumulated during development stage            (4,232)      (4,167)
                                                    -------------   -----------
                                                              588          653
                                                    -------------   -----------

                                                    $         588   $      653
                                                    =============   ==========


The accompanying notes are an integral part of these financial statements

                                 Pinoak, Inc.
                         (a Development Stage Company)
                           Statement of Operations
                                  (unaudited)
      For the Three Months and Six Months Ending June 30, 2004 and 2003
      and For the Period December 31, 1998 (Inception) to June 30, 2004



Statement of Operations

                  Three Months Ending    Six Months Ending    December 31, 1998
                        June 30,              June 30,         (Inception) to
                  --------------------  --------------------      June 30,
                     2004       2003       2004       2003          2004
                  ---------  ---------  ---------  ---------  -----------------
Revenue           $       -  $       -  $       -  $       -  $            -
                  ---------  ---------  ---------  ---------  --------------

Expenses:
 General and
 administrative
 expenses                32         30         65         60           4,232
                  ---------  ---------  ---------  ---------  --------------
   Total expenses        32         30         65         60           4,232
                  ---------  ---------  ---------  ---------  --------------

Net income (loss) $     (32) $     (30) $     (65) $     (60) $       (4,232)
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
                  =========  =========  =========  =========

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                 Pinoak, Inc.
                         (a Development Stage Company)
                           Statement of Cash Flows
                                (unaudited)
             For the Six Months Ending June 30, 2004 and 2003
      and For the Period December 31, 1998 (Inception) to June 30, 2004



Statement of Cash Flows

                                      Six Months Ending   December 31, 1998
                                           June 30,        (Inception) to
                                     -----------------------    March 31,
                                        2004         2003           2004
                                     ----------   ----------   --------------
Cash flows from operating activities
Net (loss)                              $     (65) $     (60)   $       (4,232)
                                        ---------- ---------  -----------------
Net cash (used) by operating activities       (65)       (60)           (4,232)
                                        ---------- ---------  -----------------

Cash flows from financing activities
  Issuances of common stock                      -         -              4,820
Net cash provided by financing activities        -         -              4,820
                                        ---------- ---------  ------------------

Net (decrease) increase in cash                (65)      (60)               588
Cash - beginning                               653       779                  -
                                        ---------- ---------  -----------------
Cash - ending                           $      588 $     719  $             588
                                        ========== =========  =================


Supplemental disclosures:
  Interest paid                         $        - $       -  $               -
                                        ========== =========  =================
  Income taxes paid                     $        - $       -  $               -
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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2004, the Company has not recognized revenue to date and has accumulated operating losses of approximately $4,232 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Related party transactions

The Company does not lease or rent any property. A director provides office services, without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 2.  Management's Discussion and Analysis of Plan of Operation.

(a) Results of Operations
- -------------------------

As a developmental stage Company, the Company had no revenues for the six months ending June 30, 2004. The Company does not expect to generate any revenues over the next approximately to twelve (12) months. During six months ending June 30, 2004 the Company experienced net losses $(65). These expenses, $65 were month bank fees and classified as general and administrative costs. Since the Company's inception on December 31, 1998 through June 30, 2004 it has lost $(4,232). The Company does not have any material commitments for capital expenditures.


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

ITEM 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II OTHER INFORMATION


ITEM 1.  Legal Proceedings

There is no litigation pending or threatened by or against the Company.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2004, no matters were submitted to the Company's security holders.


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

During the quarter ended June 30, 2004, no Current Reports were filed on Form 8-K.

                                   PINOAK, INC.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PINOAK, INC.
                                       ---------------------
                                            Registrant


Date: August 12, 2004                     By: /s/ Rick Jesky
                                          ------------------------------
                                                  Rick Jesky
                                                  Chief Executive Officer
                                                  Chief Financial Officer

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By: /s/ Rick Jesky                         August 12, 2004
-------------------------------
        Rick Jesky
        Chief Executive Officer
        Chief Financial Officer