Form 10QSB
period 2004-09-30
PINOAK INC /NV/
filed 2004-10-25
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             -----------
                             FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the issuer's classes of common equity, as of September 30, 2004:

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

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended September 30, 2004, follow.

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


                  INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Pinoak, Inc.
(a Development Stage Company)
Mesa, AZ

We have reviewed the accompanying balance sheet of Pinoak, Inc.(a Nevada corporation) (a development stage company) as of September 30, 2004 and the related statements of operations for the three and nine-months ended September 30, 2004 and 2003 and for the period December 31, 1998 (Inception) to September 30, 2004, and statements of cash flows for the nine-months ended September 30, 2004 and 2003 and for the period December 31, 1998 (Inception) to September 30, 2004. These financial statements are the responsibility of the Company's management.

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


October 24, 2004

                                 Pinoak, Inc.
                         (a Development Stage Company)
                                Balance Sheet

Balance Sheets

                                                      (unaudited)
                                                      Sept. 30,
                                                         2004
                                                    -------------

Assets

Current assets:
   Cash                                               $       555
   Funds held in escrow                                         -
                                                      -----------
     Total current assets                                     555
                                                      -----------
                                                      $       555
                                                      ===========

Liabilities and Stockholders' Equity

Current liabilities
   Subscriptions payable                              $
                                                      -----------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, no shares issued and
     outstanding                                                -
   Common stock, $0.001 par value, 20,000,000
     shares authorized, 2,000,000 shares
     issued and outstanding                                 2,000
   Additional paid-in capital                               2,820
   Deficit accumulated during development stage            (4,265)   )
                                                      -----------
                                                              555
                                                      -----------

                                                      $       555
                                                      ===========


 The Accompanying Notes are an Integral Part of These Financial Statements.

                                Pinoak, Inc.
                         (a Development Stage Company)
                           Statements of Operations
                                 (unaudited)
      For the Three and Nine Months Ending September 30, 2004 and 2003
    and For the Period December 31, 1998 (Inception) to September 30, 2004



Statements of Operations

                 Three months ending       Nine months ending
                        Sept. 30,               Sept. 30,         Dec. 31, 1998
               ------------------------  ------------------------ (Inception) to
                   2004         2003        2004          2003    Sept 30, 2004
               -----------  -----------  -----------  -----------  -------------
Revenue           $       -  $       -  $       -  $       -    $            -
                  ---------  ---------  ---------  ---------    --------------

Expenses:
 General and
 administrative
 expenses                33         30         98         90             4,265
                  ---------  ---------  ---------  ---------    --------------
   Total expenses        33         30         98         90             4,265
                  ---------  ---------  ---------  ---------    --------------

Net income (loss) $     (33) $     (30) $     (98) $     (90)   $       (4,265)
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
                  =========  =========  =========  =========

  The Accompanying Notes are an Integral Part of These Financial Statements.

                                  Pinoak, Inc.
                         (a Development Stage Company)
                           Statements of Cash Flows
                                 (unaudited)
      For the Three and Nine Months Ending September 30, 2004 and 2003
   and For the Period December 31, 1998 (Inception) to September 30, 2004



Statements of Cash Flows
                                            Nine months ending      December 31,
                                                 Sept. 30,             1998
                                         ------------------------ (Inception) to
                                            2004        2003      June 30, 2004
                                         -----------  -----------  -------------
Cash flows from operating activities
Net (loss)                              $     (98) $     (90)     $     (4,265)
                                        ---------- ---------      -------------
Net cash (used) by operating activities       (98)       (90)           (4,265)
                                        ---------- ---------      -------------

Cash flows from financing activities
  Issuances of common stock                      -         -             4,820
Net cash provided by financing activities        -         -             4,820
                                        ---------- ---------      -------------

Net (decrease) increase in cash                (98)      (90)              555
Cash - beginning                               653       779                 -
                                        ---------- ---------      -------------
Cash - ending                           $      555 $     689      $        555
                                        ========== =========      =============


Supplemental disclosures:
  Interest paid                         $        - $       -      $           -
                                        ========== =========      =============
  Income taxes paid                     $        - $       -      $           -
                                        ========== =========      =============

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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2004, the Company has not recognized revenue to date and has accumulated operating losses of approximately $4,265 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

ITEM 2.  Management's Discussion and Analysis of Plan of Operation.

(a) Results of Operations
- -------------------------

As a developmental stage Company, the Company had no revenues for the nine months ending September 30, 2004. The Company does not expect to generate any revenues over the next approximately to twelve (12) months. During nine months ending September 30, 2004 the Company experienced net losses $(98). These expenses, $98 were month bank fees and classified as general and administrative costs. Since the Company's inception on December 31, 1998 through September 30, 2004 it has lost $(4,265). The Company does not have any material commitments for capital expenditures.


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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2004, no matters were submitted to the Company's security holders.


ITEM 5.  Other Information

On October 6, 2004, the Board of Directors of the Registrant elected Mr. Kaiming Zhou as a director of the Registrant. Further, the Board of Directors appointed Mr. Zhou as an officer of the Company. Mr. Zhou will be responsible to help the Company identify an acquisition candidate. Mr. Kaiming Zhou is the Factory Director of Lanzhou Langtong Petroleum Extraction Machinery Factory.
He is an engineer by training; graduated from the University of Lantong Gansu, He majored in Petroleum Mechanical Engineering. (See Current Report dated October 6, 2004, filed with the Commission.)

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

The Registrant filed a Current Report dated October 6, 2004, pursuant to Item
5.02 ("Election of Directors; Appointment of Principal Officers") entitled "appointment of new board member and officer."

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

                                            PINOAK, INC.
                                       ---------------------
                                            Registrant


Date: October 25, 2004                    By: /s/ Rick Jesky
                                          ------------------------------
                                                  Rick Jesky


                                                  Chief Executive Officer
                                                  Chief Financial Officer

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By: /s/ Rick Jesky                         October 25, 2004
-------------------------------
        Rick Jesky
        Chief Executive Officer
        Chief Financial Officer