Form 10KSB
period 2004-12-31
PINOAK INC /NV/
filed 2005-04-15
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2004

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

     As of December 31, 2004, the issuer had 2,000,000 common shares issued and outstanding, held by one stockholder.

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

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................22
    Item 10. Executive Compensation........................................26
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................27
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

Pinoak remains a shell corporation and still plans to identify a merger or acquisition candidate. It is anticipated that its cash requirements shall be minimal, and that all necessary capital, to the extent required, will be provided by the Company's Chairman/CEO. The Company does not anticipate that it will have to raise capital in the next twelve months. The Company also does not expect to acquire any plant or significant equipment.

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


Acquisition of Opportunities
----------------------------

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

Competition
-----------

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


Employees
---------

The Company currently has no employees, two directors, and one officer, who also serves as a director.

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


Subsequent Event
----------------

On March 25, 2005, the Registrant entered into a preliminary agreement with to merge with Lanzhou Lantong Petro Machinery Forging Company, a Chinese Company, located in Lanzhou, Gansu, China. Lanzhou Lantong Petro Machinery Forging Company was founded in 1872 and was nationalized by the Chinese government in 1949. In 1996, the Company was acquired by its current 334 existing shareholders. Lanzhou Lantong Petro Machinery Forging Company manufacturers oil field pumping equipment.

This agreement to merger with Lanzhou Lantong Petro Machinery Forging Company is contingent upon completion of audited financials conducted in accordance with the generally accepted accounting principles ("GAAP") of the United States. If Lanzhou Lantong Petro Machinery Forging Company is unable to provide the Registrant with audited financials, no merger will take place. The Registrant is subject to reporting requirements under the Exchange Act and will, therefore, be required to furnish audited financial statements for any acquisition as required by Rule 3-05(b) of Regulation S-X.


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

d) CONFLICTS OF INTEREST EXISTS BETWEEN THE COMPANY'S OFFICER AND OTHER BUSINESS INTERESTS.
    -------------------------------------------------------------------

Certain conflicts of interest exist between the Company and Rick Jesky, the Company's Chairman and CEO. Mr. Jesky has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with fiduciary duties to the Company. Mr. Jesky may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's current and future officers or directors are is involved in the management of any company with which the Company transacts business. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest. The Company has established no other binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. See Item 7, " Certain Relationships and Related Transactions - - Conflicts of Interest."


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2004.

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


(1) Mr. Jesky is the Company's director, sole controlling stockholder and president.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a) Results of Operations
-------------------------

As a developmental stage Company, the Company had no revenues for calendar year ending 2004. The Company does not expect to generate any revenues over the next approximately to twelve (12) months. During calendar year, 2004, the Company experienced net losses $(131). These expenses, $131 were for general and administrative costs, primarily bank service fees. Since the Company's inception on December 31, 1998 through December 31, 2004 it has lost $(4,298). The Company does not have any material commitments for capital expenditures.

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

Pinoak has, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. The
Company's Chairman and CEO has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The Pinoak audit reflects the fact that the Company has no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The Registrant's Chairman and CEO has agreed that he will advance any additional funds which the Company needs for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances have historically been converted to equity. There is no minimum or maximum amount the Officer and Director will advance to us. Pinoak will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and Pinoak will not borrow any funds to make any payments to promoters, management or their affiliates or associates.

ITEM 7.  FINANCIAL STATEMENTS.



                                   PINOAK, Inc.
                         (a Development Stage Company)

                                 Balance Sheet
                                     as of
                         December 31, 2004 and 2003

                                      and

                           Statement of Operations,
                     Changes in Stockholders' Equity, and
                                  Cash Flows
                                for the period
                              December 31, 1998
                              (Date of Inception)
                                      to
                               December 31, 2004

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

BECKSTEAD AND WATTS, LLP
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS
                                                   2425 W Horizon Ridge Parkway
                                                            Henderson, NV 89052
                                                             702.257.1984 (tel)
                                                             702.362.0540 (fax)


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying balance sheet of Pinoak, Inc. (the "Company") (A Development Stage Company), as of December 31, 2004 and 2003, and the related statement of operations, stockholders' equity, and cash flows for the years then ended, and for the period from December 31, 1998 (Date of Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pinoak, Inc. (A Development Stage Company) as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended, and for the period December 31, 1998 (Date of Inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Beckstead and Watts, LLP
----------------------------

April 14, 2005

                                 PINOAK, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS


BALANCE SHEETS

                                                             December 31,
                                                        2004            2003
                                                    -------------   -----------

ASSETS
Current assets:
   Cash and equivalents                             $         522   $      653
                                                    -------------   -----------
     Total current assets                                     522          653
                                                    -------------   -----------
                                                    $         522   $      653
                                                    =============   ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
   Current liabilities                              $           -   $        -
                                                    -------------   -----------
     Total current liabilities                                  -            -
                                                    -------------   -----------

Stockholder's equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, no shares issued and
     outstanding                                                -            -
   Common stock, $0.001 par value, 20,000,000
     shares authorized, 2,000,000 and 2,000,000
     shares issued and outstanding as of
     12/31/04 and 12/31/03, respectively                    2,000        2,000
   Additional paid-in capital                               2,820        2,820
   (Deficit) accumulated during development stage          (4,298)      (4,167)
                                                    -------------   -----------
                                                              522          653
                                                    -------------   -----------

                                                    $         522   $      653
                                                    =============   ===========


The accompanying notes are an integral part of these financial statements

                                 PINOAK, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS


STATEMENTS OF OPERATIONS

                                                              December 31, 1998
                                           December 31,        (Inception) to
                                     -----------------------    December 31,
                                        2004         2003           2004
                                     ----------   ----------   --------------
Revenue                              $        -   $        -   $           -
                                     ----------   ----------   --------------

Expenses:
 General and administrative
  expenses                                  131          876           4,298
                                     ----------   ----------   -------------

   Total expenses                           131          876           4,298
                                     ----------   ----------   --------------

Net (loss)                           $     (131)  $    (876)   $      (4,298)
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
                                     =========     =========

The accompanying notes are an integral part of these financial statements

                                  Pinoak, Inc.
                         (a Development Stage Company)
                  Statements of Changes in Stockholder's Equity

Statements of Changes in Stockholder's Equity

                                                    (Deficit)
                                                   Accumulated
                        Common Stock    Additional    During        Total
                     -----------------   Paid-in    Development  Stockholder's
                      Shares    Amount   Capital       Stage        Equity
                     ---------  ------  ----------  -----------  -------------
December 1998
  Beginning balance          -  $    -  $        -  $         -  $           -

Net (loss)
  December 31, 1998
  (inception) to
  December 31, 1998                                           -              -
                     ---------  ------  ----------  -----------  -------------
Balance, Dec 31, 1998        -  $    -  $        -  $         -  $           -

Net (loss)
  For the year ended
  December 31, 1999                                           -              -
                     ---------  ------  ----------  -----------  -------------
Balance, Dec 31, 1999        -  $    -  $        -  $         -  $           -

Net (loss)
  For the year ended
  December 31, 2000                                           -              -
                     ---------  ------  ----------  -----------  -------------
Balance, Dec 31, 2000        -  $    -  $        -  $         -  $           -

December 2001
  Issued for cash    2,000,000   2,000  $    2,820            -          4,820
Net (loss)
  For the year ended
  December 31, 2001                                      (2,807)        (2,807)
                     ---------  ------  ----------  -----------  -------------
Balance, Dec 31,2001 2,000,000  $2,000  $    2,820  $    (2,807) $       2,013

Net (loss)
  For the year ended
  December 31, 2002                                        (484)          (484)
                     ---------  ------  ----------  -----------  -------------
Balance, Dec 31,2002 2,000,000  $2,000  $    2,820  $    (3,291) $       1,529

Net (loss)
  For the year ended
  December 31, 2003                                        (876)          (876)
                     ---------  ------  ----------  -----------  -------------
Balance, Dec 31,2003 2,000,000  $2,000  $    2,820  $    (4,167) $         653

Net (loss)
  For the year ended
  December 31, 2004                                        (131)          (131)
                     =========  ======  ==========  ===========  =============
Balance, Dec 31,2004 2,000,000  $2,000  $    2,820  $    (4,298) $         522



  The accompanying notes are an integral part of these financial statements.

                                 PINOAK, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS


STATEMENTS OF CASH FLOWS

                                                              December 31, 1998
                                            December 31,       (Inception) to
                                     -----------------------    December 31,
                                          2004        2003          2004
                                     ----------   ----------   --------------
                                                   (Restated)     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                              $    (131) $    (876) $      (4,298)
Non-cash expense                                -        750              -
                                        ---------- ---------  --------------
Net cash (used) by operating activities      (131)      (126)        (4,298)
                                        ---------- ---------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of common stock                     -          -          4,820
  Decrease in funds held in escrow              -     59,233              -
  (Decrease) in subscriptions payable           -    (59,233)             -
                                       ----------  ---------  --------------
Net cash provided (used) by
  financing activities                           -         -          4,820
                                        ---------- ---------  -------------

Net increase (decrease) in cash               (131)     (126)           522
Cash - beginning                               653       779              -
                                        ---------- ---------  -------------
Cash - ending                           $      522 $     653  $         522
                                        ========== =========  =============


Supplemental disclosures:
  Interest paid                         $        - $       -  $           -
                                        ========== =========  =============
  Income taxes paid                     $        - $       -  $           -
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

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Cash and cash equivalents
-------------------------

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2004 and 2003.

Impairment of long-lived assets
-------------------------------

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2004 and 2003.

Revenue recognition
-------------------

The Company reports revenue as invoiced on an accrued basis. Costs of sales are recorded as items are sold and are comprised of product purchases and shipping costs.

Advertising costs
-----------------

The  Company expenses all costs of advertising  as  incurred.   There  were  no
advertising costs included in selling, general and administrative expenses in 2004 and 2003.

Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2004 and 2003.

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

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004 and 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements
---------------------

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

                                 Pinoak, Inc.
                         (a Development Stage Company)
                                  Footnotes


Year end
---------

The Company has adopted December 31 as its fiscal year end.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $4,298 for the period from December 31, 1998 (inception) to December 31, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                 Pinoak, Inc.
                         (a Development Stage Company)
                                  Footnotes


NOTE 3 - INCOME TAXES

For the year ended December 31, 2004, the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2004, the Company had approximately $4,298 of federal and state net operating losses. The net operating loss carryforwards, if not utilized will begin to expire in 2017.

The components of the Company's deferred tax asset are as follows:

                                                  AS OF DECEMBER 31,
                                                         2004
                                                  ------------------
Deferred tax assets:
  Net operating loss carryforwards                $           4,298
                                                  -----------------
    Total deferred tax assets                                 4,298

Deferred tax liabilities:
  Depreciation                                                    -
                                                  -----------------
Net deferred tax assets before valuation allowance            4,298
Less: Valuation allowance                                    (4,298)
                                                  -----------------
Net deferred tax assets                           $             -0-


NOTE 4 - STOCKHOLDER'S EQUITY

The Company is authorized to issue 5,000,000 shares of its $0.001 par value preferred stock 20,000,000 shares of its $0.001 par value common stock.

On December 7, 2001, the Company issued 2,000,000 shares of its $0.001 par value common stock for cash of $4,820.

On July 24, 2002, the Company closed its 419 offering and collected total cash of $59,233. These funds were held with an escrow agent. Under the 419 Rule, it is required that the company complete a merger within eighteen months, of its effective registration, or all funds held in escrow must be returned to the original investors. The company did not complete this merger in the time specified and on October 25, 2003, the Company had the escrow agent return all funds held in escrow to the original investors.

There have been no other issuances of preferred and/or common stock.

                                 Pinoak, Inc.
                         (a Development Stage Company)
                                  Footnotes


NOTE 5 - RELATED PARTY TRANSACTIONS

On December 7, 2001, the Company  issued  2,000,000  shares  of  its $0.001 par
value common stock to the founder of the Company.   (See Note 4).

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

NOTE 6 - WARRANTS AND OPTIONS

As of December 31, 2004 and 2003, there are no warrants and options outstanding to acquire any additional shares of preferred and/or common stock.

NOTE 7 - SUBSEQUENT EVENT

On March 25, 2005, Pinoak, Inc. entered into an agreement to merge with Lanzhou Lantong Petro Machinery Forging Company, ("LLPMFO") a Chinese Company, located in Lanzhou, Gansu, China. This agreement to merger with LLPMFO is contingent upon completion of audited financials conducted in accordance with the generally accepted accounting principles ("GAAP") of the United States.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


ITEM 8A. CONTROLS AND PROCEDURES

Pinoak is a development stage company with no revenues and it is the Registrant's Chairman/Chief Executive Officer who has responsibility for Pinoak's internal controls and procedures over the Company's financial reporting.

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

Within 90 days prior to the date of this report, Pinoak carried out an evaluation, under the supervision of its Chairman and CEO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, Pinoak's Chairman and CEO concluded that, given the Company's limited operations, the Company's disclosure controls and procedures were effective.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A.  Directors, Executive Officers and Significant Employees

The names, ages and positions of the Company's directors and executive officers are as follows:


Name                  Age                Position                 Appointed
------------          ---      ------------------------------     ------------
Rick Jesky            54       Chairman, President, CEO, CFO,     Dec 31, 1998
                               Corporate Secretary
Mr. Kaiming Zhou      52       Director                           Oct. 6, 2004

B.  Work Experience

Rick Jesky, Chairman, President, CEO/CFO, Secretary
---------------------------------------------------

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


Mr. Kaming Zhou, Director - Work History
----------------------------------------

Mr. Kaiming Zhou is 52 years old, he graduated from Lanzhou Petroleum Technology College in 1970. His background includes:

2001-2004, nominated by the coworkers as Lanzhou Lantong Factory Director.

1998-2001, Forging Production Factory Director, overall responsibilities or the factory; market development and technical development.

1997-1998, Director of Marketing and Sales Lanzhou Lantong Factory.

1995-1997, Senior Manager, Lanzhou Lantong Petroleum Extrusion Machinery
Factory.

1991-1995, Assistant Factory Manager, Lanzhou General Machinery Manufacturing Factory Unit 3.

1990-1991, Manager at Lanzhou General Machinery Manufacturing Factory Unit 3.

1981-1989, Lanzhou General Machinery Extrusion Rod Production Unit Supervisor; Engineer Participated in the innovation of the production facilities for the factory in 1982.

1977-1981, studied at Lantong Lanzhou University majored in Specialized Petroleum Machinery, graduated with honors.

1970-1977, Lanzhou Lantong General Machinery Factory - manufacturing department.

Mr. Kaiming Zhou address is: 1# Nanway Tumendun Qilihe, Lanzhou, Gansu, 730050 China.

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


Audit Committee and Financial Expert
------------------------------------

Pinoak does not have an Audit Committee, Rick Jesky, the Company's Chairman, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

PINOAK has not adopted a corporate code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that the Company's Chairman serves in all the above capacities.


Pinoak's decision to not adopt such a code of ethics results from the Registrant having limited operations as "blank check" company. Management believes that as a result of it limited business activities, with no sales, revenues or customers the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee
--------------------

The Registrant does not have a Nominating Committee or Nominating Committee Charter. Rick Jesky, the Company's Chairman, performs the functions associated with a Nominating Committee. Management has elected not to have a Nominating Committee in that the Company is a development stage company with limited operations and resources.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2004. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2004.


SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position  Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
Rick Jesky         2004     -0-            -0-           -0-
    Director,      2003     -0-            -0-           -0-
    CEO/CFO,       2002     -0-            -0-           -0-
    Secretary

Kaiming Zhou       2004     -0-            -0-           -0-
    Director
-------------------------------------------------------------------------------

Long Term Compensation Table

                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted  Stock Securities      LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts
Compensation
     Position     Year              SARs(#)               ($)       ($)
-------------------------------------------------------------------------------
Rick Jesky         2004    -0-           -0-                -0-       -0-
    Director       2003    -0-           -0-                -0-       -0-
    CEO/CFO,       2002    -0-           -0-                -0-       -0-
    Secretary

Kaiming Zhou       2004    -0-           -0-                -0-       -0-
    Director
-------------------------------------------------------------------------------

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.  Security Ownership

The following table sets forth certain information concerning the beneficial ownership of the Registrant's outstanding common stock as of December 31, 2004, by each person known by Pinoak, Inc. to own beneficially more than 5% of the outstanding common stock, by each of director and officer and by all of the Registrant's directors and officers as a group. Unless otherwise indicated below, to management's knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.


                   Name and Address     Amount of Beneficial   Percentage
Title of Class    of Beneficial Owner         Ownership         of Class
--------------  -----------------------  ------------------   -------------
Common Stock       Rick Jesky (1)           2,000,000           100%
Common Stock       Kaiming Zhou(2)                  0             0%
---------------------------------------------------------------------------
Common Stock       All Executive Officers   2,000,000           100%
                   and Directors as a Group (2 persons)
----------------------------------------------------------------------------
(1)  Rick Jesky, 10801 E. Grove Street, Mesa, Arizona, 85208.
(2)  1# Nanway Tumendun Qilihe, Lanzhou, Gansu, 730050, China.


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

On March 25, 2005, the Registrant entered into a preliminary agreement to merge with Lanzhou Lantong Petro Machinery Forging Company, a Chinese Company, located in Lanzhou, Gansu, China. It should be noted, that Mr. Kaiming Zhou is currently a director of the Registrant, and he also serves as the Factory Director of LLPMFO.

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

(b)  REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K, dated October 6, 2004, pursuant to Item 5.02 ("Election of Directors; Appointment of Principal Officers"), entitled appointment of Mr. Kaiming Zhou as a director of the Registrant.


Subsequent Filing
-----------------

The Company filed a Current Report on Form 8-K, dated March 25, 2005, pursuant to Item 8.01 ("Other Events"), entitled "Lanzhou Lantong Petro Machinery Forging Company."

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2003 and 2002 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2004 and 2003 were approximately $3,000 and $1,000, respectively.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2004 and 2003, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2004 and 2003 were $0 and $0, respectively.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on April 14, 2005.


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


Date:  April 14, 2005             By:  /s/ Rick Jesky
                                  --------------------------------
                                           Rick Jesky
                                           President, CEO and CFO
                                           Director and Corporate Secretary