Form 10QSB
period 2005-03-31
PINOAK INC /NV/
filed 2005-05-13
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             -----------
                             FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2005

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from__________to____________

                    Commission file number:  333-76242
                    ----------------------------------

                                 Pinoak, Inc.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

             Nevada                                    86-0983750
- - - -------------------------------                   -------------------
(State or other jurisdiction of                       (IRS Employer
 Incorporation or organization)                     Identification No.)

                 10801 E. Grove Street, Mesa, AZ  85208
   --------------------------------------------------------------------
                (Address of principal executive offices)

                             (480) 984-8446
                       ---------------------------
                       (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2005:

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

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2005. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2005, follow.

BECKSTEAD AND WATTS, LLP
----------------------------
CERTIFIED PUBLIC ACCOUNTANTS
                                                   2425 W Horizon Ridge Parkway
                                                            Henderson, NV 89052
                                                              702.257.1984  tel
                                                               702.362.0540 fax


                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
Pinoak, Inc.
(a Development Stage Company)

We have reviewed the accompanying balance sheet of Pinoak, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2005 and the related statements of operations for the three months ended March 31, 2005 and 2004 and for the period December 31, 1998 (Inception) to March 31, 2005, and statements of cash flows for the three months ended March 31, 2005 and 2004 and for the period December 31, 1998 (Inception) to March 31, 2005. These financial statements are the responsibility of the Company's management.

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

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards established by the Public Company Accounting Oversight Board (United States), the balance sheet of Pinoak, Inc. (a development stage company) as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 14, 2005, we expressed an unqualified opinion on those financial statements.


/s/ Beckstead and Watts, LLP
----------------------------

May 12, 2005

                                Pinoak, Inc.
                         (a Development Stage Company)
                                Balance Sheets


Balance Sheets

                                                     (unaudited)
                                                      March 31,    December 31,
                                                         2005          2004
                                                    -------------   -----------

Assets

Current assets:
   Cash                                             $         489   $      522
                                                    -------------   ----------
     Total current assets                                     489          522
                                                    -------------   ----------
                                                    $         489   $      522
                                                    =============   ==========

Liabilities and Stockholders' Equity

Current liabilities
   Subscriptions payable                            $               $        -
                                                    -------------   ----------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, no shares issued and
     outstanding                                                -            -
   Common stock, $0.001 par value, 20,000,000
     shares authorized, 2,000,000 shares
     issued and outstanding                                 2,000        2,000
   Additional paid-in capital                               2,820        2,820
   Deficit accumulated during development stage            (4,331)      (4,298)
                                                    -------------   -----------
                                                              489          522
                                                    -------------   -----------

                                                    $         489   $      522
                                                    =============   ==========


The accompanying notes are an integral part of these financial statements

                                 Pinoak, Inc.
                         (a Development Stage Company)
                           Statement of Operations
                                  (unaudited)
             For the Three Months Ending March 31, 2005 and 2004
      and For the Period December 31, 1998 (Inception) to March 31, 2005




Statement of Operations

                                      Three Months Ending   December 31, 1998
                                           March 31,          (Inception) to
                                     -----------------------      March 31,
                                        2005         2004           2005
                                     ----------   ----------   --------------
Revenue                              $        -   $        -   $           -
                                     ----------   ----------   --------------

Expenses:
 General and administrative
  expenses                                   33           30            4,331
                                     ----------   ----------   --------------

   Total expenses                            33           33            4,331
                                     ----------   ----------   --------------

Net income (loss)                    $      (33)  $      (33)  $       (4,331)
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
                                     =========     =========

The accompanying notes are an integral part of these financial statements

                                 Pinoak, Inc.
                         (a Development Stage Company)
                           Statement of Cash Flows
                                (unaudited)
             For the Three Months Ending March 31, 2005 and 2004
      and For the Period December 31, 1998 (Inception) to March 31, 2005



Statement of Cash Flows

                                      Three Months Ending   December 31, 1998
                                             March 31,        (Inception) to
                                     -----------------------    March 31,
                                         2005         2004        2005
                                     ----------   ----------   --------------
Cash flows from operating activities
Net (loss)                              $     (33) $     (33)   $       (4,331)
                                        ---------- ---------  -----------------
Net cash (used) by operating activities       (33)       (33)           (4,331)
                                        ---------- ---------  -----------------

Cash flows from financing activities
  Issuances of common stock                      -         -              4,820
Net cash provided by financing activities        -         -              4,820
                                        ---------- ---------  -----------------

Net (decrease) increase in cash                (33)      (33)               489
Cash - beginning                               522       653                  -
                                        ---------- ---------  -----------------
Cash - ending                           $      489 $     620  $             489
                                        ========== =========  =================


Supplemental disclosures:
  Interest paid                         $        - $       -  $               -
                                        ========== =========  =================
  Income taxes paid                     $        - $       -  $               -
                                        ========== =========  =================

The accompanying notes are an integral part of these financial statements

                                 PINOAK, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES


NOTE 1 - BASIS OF PRESENTATION

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2005, the Company has not recognized any revenue to date and has accumulated operating losses of approximately $4,331 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                 PINOAK, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES


NOTE 3 - RELATED PARTY TRANSACTIONS

The Company does not lease or rent any property. A director provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock, 5,000,000 shares of its $0.001 par value preferred stock.

For the three months ending March 31, 2005, there have been no other issuances of common and or preferred stock.

NOTE 5 - RECENT EVENT

On March 25, 2005, Pinoak, Inc. entered into a preliminary agreement to merge with Lanzhou Lantong Petro Machinery Forging Company, ("LLPMFO") a Chinese Company, located in Lanzhou, Gansu, China. This agreement to merger with LLPMFO is contingent upon completion of audited financials conducted in accordance with the generally accepted accounting principles ("GAAP") of the United States.

ITEM 2.  Management's Discussion and Analysis of Plan of Operation.

(a) Results of Operations
-------------------------

As a developmental stage Company, the Company had no revenues for the three months ending March 31, 2005. The Company does not expect to generate any revenues over the next approximately to twelve (12) months. During three months ending March 31, 2005 the Company experienced net losses $(33). These expenses, $33 were monthly bank fees and classified as general and administrative costs. Since the Company's inception on December 31, 1998 through March 31, 2005 it has lost $(4,331). The founder of the Company has agreed to cover the costs to operate the Company, without receiving reimbursement or accrual of these expenses. The Company does not have any material commitments for capital expenditures.


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

Recent Event
------------

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

Management's agreement to merger with Lanzhou Lantong Petro Machinery Forging Company is contingent upon completion of audited financials conducted in accordance with the generally accepted accounting principles ("GAAP") of the United States. If Lanzhou Lantong Petro Machinery Forging Company is unable to provide the Registrant with audited financials, no merger will take place. The Registrant is subject to reporting requirements under the Exchange Act and will, therefore, be required to furnish audited financial statements for any acquisition as required by Rule 3-05(b) of Regulation S-X. As of the date of this filing Lanzhou Lantong Petro Machinery Forging Company has yet to produce any audited financials, and therefore, this acquisition is on hold.

Pinoak has, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. The
Company's founder and director have not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The Pinoak audit reflects the fact that the Company has no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

If Lanzhou Lantong Petro Machinery Forging Company audit does not come fruition, the Company may seek a business opportunity with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

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

The owners of the business opportunities will incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The 1934 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 1934 Act.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2005, no matters were submitted to the Company's security holders.


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

The Company filed a Current Report dated March 25, 2005 on Form 8-K pursuant to Item 8.01; ("Other Events"), entitled pending acquisition of Lanzhou Lantong Petro Machinery Forging Company.

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


                                            PINOAK, INC.
                                       ---------------------
                                            Registrant


Date: May 13, 2005                         By: /s/ Rick Jesky
                                           ------------------------------
                                                   Rick Jesky
                                                   Chief Executive Officer
                                                   Chief Financial Officer