Form 10QSB
period 2005-06-30
PINOAK INC /NV/
filed 2005-08-19
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 -----------
                                 FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of the issuer's classes of common equity, as of June 30, 2005:

                  2,000,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes [ ] No [X]

             This document consists of 13 pages, excluding exhibits.
                        The Exhibit Index is on page 12.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          Independent Accountants Review Report................   4
          Balance Sheets (unaudited)...........................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................   8

Item 2.   Management's Discussion and Analysis of Plan
           of Operation........................................   9

Item 3.   Controls and Procedures..............................  13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................  14

Item 2.   Changes in Securities and Use of Proceeds............  14

Item 3.   Defaults upon Senior Securities......................  14

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  14

Item 5.   Other Information....................................  14

Item 6.   Exhibits and Reports on Form 8-K.....................  14

Signatures.....................................................  15

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2005. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended June 30, 2005, follow.

Beckstead and Watts, LLP
----------------------------
Certified Public Accountants
                                                2425 W. Horizon Ridge Parkway
                                                          Henderson, NV 89052
                                                             702.257.1984 tel
                                                             702.362.0540 fax

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Pinoak, Inc.
(a Development Stage Company)

We have reviewed the accompanying balance sheet of Pinoak, Inc. (a Nevada corporation)(a development stage company) as of June 30, 2005, and the related statements of operations for the three and six month periods ended June 30, 2005 and 2004 and for the period December 31, 1998 (Inception) to June 30, 2005, and statements of cash flows for the six months ended June 30, 2005 and 2004 and for the period December 31, 1998 (Inception) to June 30, 2005. These financial statements are the responsibility of the Company's management.

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

August 18, 2005

                                Pinoak, Inc.
                         (a Development Stage Company)
                                Balance Sheets


Balance Sheets

                                                     (unaudited)
                                                      June 30,    December 31,
                                                         2005          2004
                                                    -------------   -----------

Assets

Current assets:
   Cash                                             $         436   $      522
                                                    -------------   ----------
     Total current assets                                     436          522
                                                    -------------   ----------
                                                    $         436   $      522
                                                    =============   ==========

Liabilities and Stockholders' Equity

Current liabilities
   Subscriptions payable                            $           -   $        -
                                                    -------------   ----------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, no shares issued and
     outstanding                                                -            -
   Common stock, $0.001 par value, 20,000,000
     shares authorized, 2,000,000 shares
     issued and outstanding                                 2,000        2,000
   Additional paid-in capital                               2,820        2,820
   Deficit accumulated during development stage            (4,384)      (4,298)
                                                    -------------   -----------
                                                              436          522
                                                    -------------   -----------

                                                    $         436   $      522
                                                    =============   ==========


The accompanying notes are an integral part of these financial statements

                                 Pinoak, Inc.
                         (a Development Stage Company)
                           Statement of Operations
                                  (unaudited)
             For the Three Months Ending June 30, 2005 and 2004
              For the Six Months Ending June 30, 2005 and 2004
     and For the Period December 31, 1998 (Inception) to June 30, 2005



Statement of Operations

                  Three Months Ending    Six Months Ending    December 31, 1998
                        June 30,              June 30,         (Inception) to
                  --------------------  --------------------      June 30,
                     2005       2004       2005       2004          2005
                  ---------  ---------  ---------  ---------  -----------------
Revenue           $       -  $       -  $       -  $       -  $            -
                  ---------  ---------  ---------  ---------  --------------

Expenses:
 General and
 administrative
 expenses                53         32         86         65           4,384
                  ---------  ---------  ---------  ---------  --------------
   Total expenses        53         32         86         65           4,384
                  ---------  ---------  ---------  ---------  --------------

Net income (loss) $     (53) $     (32) $     (86) $     (65) $       (4,384)
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
                  =========  =========  =========  =========

The accompanying notes are an integral part of these financial statements

                                 Pinoak, Inc.
                         (a Development Stage Company)
                           Statement of Cash Flows
                                (unaudited)
             For the Six Months Ending June 30, 2005 and 2004
      and For the Period December 31, 1998 (Inception) to June 30, 2005



Statement of Cash Flows

                                      Six Months Ending      December 31, 1998
                                            June 30,           (Inception) to
                                     -----------------------       June 30,
                                         2005         2004           2005
                                     ----------   ----------   --------------
Cash flows from operating activities
Net (loss)                              $     (86) $     (65)   $       (4,384)
                                        ---------- ---------  -----------------
Net cash (used) by operating activities       (86)       (65)           (4,384)
                                        ---------- ---------  -----------------

Cash flows from financing activities
  Issuances of common stock                      -         -              4,820
                                        ---------- ---------  -----------------
Net cash provided by financing activities        -         -              4,820
                                        ---------- ---------  -----------------

Net (decrease) increase in cash                (86)      (65)               436
Cash - beginning                               522       653                  -
                                        ---------- ---------  -----------------
Cash - ending                           $      436 $     588  $             436
                                        ========== =========  =================


Supplemental disclosures:
  Interest paid                         $        - $       -  $               -
                                        ========== =========  =================
  Income taxes paid                     $        - $       -  $               -
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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2005, the Company has not recognized any revenue to date and has accumulated operating losses of approximately $4,384 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

For the six months ending June 30, 2005, there have been no other issuances of common and or preferred stock.

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

ITEM 2.  Management's Discussion and Analysis of Plan of Operation.

(a) Results of Operations
-------------------------

As a developmental stage Company, the Company had no revenues for the three months ending June 30, 2005. The Company does not expect to generate any revenues over the next approximately to twelve (12) months. During six months ending June 30, 2005 the Company experienced net losses $(53). These expenses, $53 were bank fees and classified as general and administrative costs.
Since the Company's inception on December 31, 1998 through June 30, 2005 it has lost $(4,384). The founder of the Company has agreed to cover the costs to operate the Company, without receiving reimbursement or accrual of these expenses. The Company does not have any material commitments for capital expenditures.


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

Pinoak will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. Pinoak is subject to all the reporting requirements included in the Exchange Act. Included in these requirements is Pinoak's duty to file audited financial statements as part of Pinoak's Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as Pinoak's audited financial statements included in the annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure the Registrant's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of the Company's present management.

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

Management's agreement to merge with Lanzhou Lantong Petro Machinery Forging Company is contingent upon completion of audited financials conducted in accordance with the generally accepted accounting principles ("GAAP") of the United States. If Lanzhou Lantong Petro Machinery Forging Company is unable to provide the Registrant with audited financials, no merger will take place. The Registrant is subject to reporting requirements under the Exchange Act and will, therefore, be required to furnish audited financial statements for any acquisition as required by Rule 3-05(b) of Regulation S-X. As of the date of this filing Lanzhou Lantong Petro Machinery Forging Company has yet to produce any audited financials, and therefore, this acquisition is on hold.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. The Company's founder and director have not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The Company?s reviewed financials reflect the fact that the Company has no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

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

Competition
-----------

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to its competitors.


Subsequent Event
----------------

Pinoak has yet to receive the financial audit from Lanzhou Lantong Petro Machinery Forging Company, nor any information regarding the progress of this audit. As stated above, Pinoak will not acquire or merge with any entity which cannot provide audited financial statements. Further, the Lanzhou Lantong Petro Machinery Forging Company has failed to pay the agreed upon legal fees in connection with this pending merger. These fees were supposed to be paid to Pinoak's corporate counsel five months ago.

If Lanzhou Lantong Petro Machinery Forging Company cannot perform their required audit and pay the agreed upon legal fees, the Company will seek other business opportunities with entities that wish to utilize a fully reporting company in order to help them raise additional capital to expand new products or markets, to develop a new product or service, or for other corporate purposes.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2005, no matters were submitted to the Company's security holders.


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

The Company filed no Current Reports during the Quarter ending June 30, 2005.

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


                                            PINOAK, INC.
                                       ---------------------
                                            Registrant


Date: August 19, 2005                      By: /s/ Rick Jesky
                                           ------------------------------
                                                   Rick Jesky
                                                   Chief Executive Officer
                                                   Chief Financial Officer