Form 10QSB
period 2005-09-30
PINOAK INC /NV/
filed 2005-11-14
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             -----------
                             FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 9, 2005, the registrant's outstanding common stock consisted of 2,000,000 shares, $0.001 Par Value. Authorized - 20,000,000 common voting shares. No preferred issued, 5,000,000 authorized.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

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

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2005. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended September 30, 2005, follow.

BECKSTEAD AND WATTS, LLP
CERTIFIED PUBLIC ACCOUNTANTS
                                                   2425 W Horizon Ridge Parkway
                                                            Henderson, NV 89052
                                                              702.257.1984  tel
                                                               702.362.0540 fax

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Pinoak, Inc.
(a Development Stage Company)

We have reviewed the accompanying balance sheet of Pinoak, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2005 and the related statements of operations for the three and nine months ended September 30, 2005 and 2004 and for the period December 31, 1998 (Inception) to September 30, 2005, and statements of cash flows for the nine months ended September 30, 2005 and 2004 and for the period December 31, 1998 (Inception) to September 30, 2005. These financial statements are the responsibility of the Company's management.

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

/s/  Beckstead and Watts, LLP
-----------------------------

November 3, 2005

                                Pinoak, Inc.
                         (a Development Stage Company)
                                Balance Sheets
                                 unaudited

Balance Sheets

                                                     (unaudited)
                                                      Sept. 30,    December 31,
                                                         2005          2004
                                                    -------------   -----------

Assets

Current assets:
   Cash                                             $         403   $      522
                                                    -------------   ----------
     Total current assets                                     403          522
                                                    -------------   ----------
                                                    $         403   $      522
                                                    =============   ==========

Liabilities and Stockholders' Equity

Current liabilities                                 $           -   $        -
                                                    -------------   ----------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, no shares issued and
     outstanding                                                -            -
   Common stock, $0.001 par value, 20,000,000
     shares authorized, 2,000,000 shares
     issued and outstanding                                 2,000        2,000
   Additional paid-in capital                               2,820        2,820
   (Deficit) accumulated during development stage          (4,417)      (4,298)
                                                    -------------   -----------
                                                              403          522
                                                    -------------   -----------

                                                    $         403   $      522
                                                    =============   ==========


The accompanying notes are an integral part of these financial statements.

                                Pinoak, Inc.
                         (a Development Stage Company)
                           Statements of Operations
                                 (unaudited)
      For the Three and Nine Months Ending September 30, 2005 and 2004
    and For the Period December 31, 1998 (Inception) to September 30, 2005


Statement of Operations

                  Three Months Ending   Nine Months Ending    December 31, 1998
                     September 30,         September 30,         (Inception) to
                  --------------------  --------------------      Sept. 30,
                     2005       2004       2005       2004          2005
                  ---------  ---------  ---------  ---------  -----------------
Revenue           $       -  $       -  $       -  $       -  $            -
                  ---------  ---------  ---------  ---------  --------------

Expenses:
 General and
 administrative
 expenses                33         33        119         98           4,417
                  ---------  ---------  ---------  ---------  --------------
   Total expenses        33         33        119         98           4,417
                  ---------  ---------  ---------  ---------  --------------

(Loss) before
provision
of income taxes   $     (33) $     (33) $    (119) $     (98) $       (4,417)
                  ---------  ---------  ---------  ---------  --------------

Provision for
Income taxes              -          -          -          -               -
                  ---------  ---------  ---------  ---------  --------------

Net loss          $     (33) $     (33) $    (119) $     (98) $       (4,417)
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

                                  Pinoak, Inc.
                         (a Development Stage Company)
                           Statements of Cash Flows
                                 (unaudited)
          For the Nine Months Ending September 30, 2005 and 2004
   and For the Period December 31, 1998 (Inception) to September 30, 2004



Statement of Cash Flows

                                        Nine Months Ending    December 31, 1998
                                           September 30,       (Inception) to
                                     -----------------------       Sept. 30,
                                         2005         2004           2005
                                     ----------   ----------   --------------
Cash flows from operating activities
Net (loss)                              $    (119) $     (98)   $       (4,417)
                                        ---------- ---------  -----------------
Net cash (used) by operating activities      (119)       (98)           (4,417)
                                        ---------- ---------  -----------------

Cash flows from financing activities
  Issuance of common stock                       -         -             4,820
                                        ---------- ---------  -----------------
Net cash provided by financing activities        -         -             4,820
                                        ---------- ---------  -----------------

Net (decrease) increase in cash               (119)      (98)              403
Cash - beginning                               522       653                 -
                                        ---------- ---------  -----------------
Cash - ending                           $      403 $     555  $            403
                                        ========== =========  =================


Supplemental disclosures:
  Interest paid                         $        - $       -  $               -
                                        ========== =========  =================
  Income taxes paid                     $        - $       -  $               -
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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at Sept. 30, 2005, the Company has not recognized any revenue to date and has accumulated operating losses of approximately $4,417 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

For the nine months ending September 30, 2005, there have been no other issuances of common and or preferred stock.

NOTE 5 - SUBSEQUENT EVENT

On October 26, 2005, the Company cancelled its preliminary agreement to merge with Lanzhou Lantong Petro Machinery Forging Company, ("LLPMFO") a Chinese Company, located in Lanzhou, Gansu, China. This agreement to merge with LLPMFO was contingent upon completion of audited financials conducted in accordance with the generally accepted accounting principles ("GAAP") of the United States. LLPMFO was unable to provide the Company with audited financials.

ITEM 2.  Management's Discussion and Analysis of Plan of Operation.

(a) Results of Operations
-------------------------

As a developmental stage Company, Pinoak, Inc. ("the Company") or ("the Registrant") had no revenues for the three months ending September 30, 2005. The Company does not expect to generate any revenues over the next twelve
(12) months. During nine months ending September 30, 2005 the Company experienced net losses $(33). These expenses, $33 were bank fees and classified as general and administrative costs. Since the Company's inception on December 31, 1998 through September 30, 2005 it has lost $(4,417). The founder of the Company has agreed to cover the costs to operate the Company, without receiving reimbursement or accrual of these expenses. The Company does not have any material commitments for capital expenditures.


(b) Plan of Operation
---------------------

The Company's management is currently seeking to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. The Company has been in the developmental stage since inception and have no operations to date. Other than issuing shares to the Registrant's sole stockholder, the Registrant has not commenced any operational activities.

The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company is subject to all the reporting requirements included in the Exchange Act. Included in these requirements is the Company's duty to file audited financial statements as part of the Company's Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in the annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure the Registrant's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of the Company's present management.

A business combination with a target business will normally involve the transfer to the target business of the majority of the Company's common stock, and the substitution by the target business of its own management and board of directors.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. The
Company's sole officer and director has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. The Company may seek a business opportunity with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

The Company's reviewed financials reflect the fact that the Company has no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Management anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation.

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


Recent Event
------------

On October 26, 2005, the Company cancelled its preliminary agreement to merge with Lanzhou Lantong Petro Machinery Forging Company, ("LLPMFO") a Chinese Company, located in Lanzhou, Gansu, China. This agreement to merge with LLPMFO was contingent upon completion of audited financials conducted in accordance with the generally accepted accounting principles ("GAAP") of the United States. LLPMFO was unable to provide the Company with audited financials.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On October 26, 2005 the removal of Mr. Kaiming Zhou as a director of the Company was submitted to the sole shareholder of the Company.

ITEM 5.  Other Information

On Mr. Kaiming Zhou, a director of the Company has been removed as a director of the Registrant. The removal was approved by the sole shareholder of the Company, Rick Jesky, who owns all of the Pinoak shares. Shareholder approval notice concerning the Company, provides approval by written consent, in lieu of a special meeting, of the holder of a majority of Company common stock authorizing the removal of Mr. Kaiming Zhou as Director of the Company. His board seat remains vacant. The Registrant filed a Current Report dated October 26, 2005 pursuant to Item 5.02, the departure of a director.

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

The Registrant filed a Current Report dated October 26, 2005, pursuant to Item
Item 1.02 ("Termination of a Material Definitive Agreement") and Item 5.02 ("Departure of Director and Principal Officer") concerning the cancellation of its agreement to merger with Lanzhou Lantong Petro Machinery Forging Company.

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

                                            PINOAK, INC.
                                       ---------------------
                                            Registrant


Date: November 9, 2005                    By: /s/ Rick Jesky
                                          ------------------------------
                                                  Rick Jesky
                                                  Chief Executive Officer
                                                  Chief Financial Officer

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By: /s/ Rick Jesky                         November 9, 2005
-------------------------------            ----------------
        Rick Jesky
        Chief Executive Officer
        Chief Financial Officer