Form 10KSB
period 2005-12-31
PINOAK INC /NV/
filed 2006-04-18
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                       Commission file number:  333-76242

                             Eaton Laboratories, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                   Nevada                         45-0487463
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)


             500 N. Rainbow, Suite 300, Las Vegas, NV  89107
   --------------------------------------------------------------------
                (Address of principal executive offices)

                             (702) 221-1953
                       ---------------------------
                       (Issuer's telephone number)


Securities registered under Section 12(g) of the Securities Exchange Act of 1934: None; report is filed pursuant to Section 15D.

Title of each class                    Name of each exchange on which
                                       registered
-------------------                    ------------------------------
None                                   None

                          Common Stock, par value $0.001
                          ------------------------------
                                 (Title of class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)           Yes [ ]     No [X]

State the issuer's income for its most recent fiscal year (ending December 31,
2005):  $0

The aggregate market value on April 14, 2006 of voting stock held by non-affiliates was $244,806.


Transitional Small Business Disclosure Format (Check one):

                                            Yes [ ]     No [X]

Number of shares of common stock outstanding as of April 14, 2006: 10,873,750 shares common stock

Number of shares of preferred stock outstanding as of April 14, 2006:  None

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................12
    Item 3.  Legal Proceedings.............................................12
    Item 4.  Submission of Matters to a Vote of Security Holders...........12

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......13
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....14
    Item 7.  Financial Statements..........................................16
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................17
    Item 8a. Controls and Procedures.......................................17


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................18
    Item 10. Executive Compensation........................................19
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................22
    Item 12. Certain Relationships and Related Transactions................23
    Item 13. Exhibits and Reports on Form 8-K..............................23
    Item 14. Principal Accountant Fees and Services........................25


SIGNATURES   ..............................................................26

                           Forward-Looking Statements




This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

Eaton Laboratories, Inc. ("Eaton" or "ETLB") was incorporated under the laws of the State of Nevada on February 2, 2002, under the name Eaton Laboratories, Inc.

On April 14, 2006, Eaton Laboratories and Pinoak, Inc. ("Pinoak") a Nevada corporation entered into an Acquisition Agreement and Plan of Merger (the "Merger Agreement") whereby Eaton has acquired all the outstanding shares of common stock of Pinoak from its sole stockholder in an exchange for $4,000 cash in a transaction where Eaton is the successor corporation. The Merger was approved by the unanimous consent of the Board of Directors of Eaton and Pinoak on April 14, 2006.

Pursuant to Rule 12g-3(g) of the General Rules and Regulations of the Securities and Exchange Commission, Eaton is the successor issuer to Pinoak for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Act").
The purpose of this transaction was for Eaton to succeed to the registration status of Pinoak under the Exchange Act pursuant to Rule 12g-3. Pinoak, a reporting company was not engaged in any business. It was incorporated for the purpose of becoming a fully reporting shell company and subsequently finding a merger candidate. The sole Eaton director and officer became the director and officer of the Surviving Corporation. The sole director and officer of Pinoak resigned. Pursuant to the Acquisition Agreement and Plan of Merger the Articles and By-laws of Eaton become the Articles and By-Laws of the Surviving Corporation.


EATON LABORATORIES BUSINESS
---------------------------

Eaton Laboratories, Inc. was incorporated in Nevada on February 2, 2002. Eaton Laboratories, Inc. plans to develop and market generic pharmaceutical products, where the brand name equivalent patent(s) have expired.

B. Business of Issuer

1)  Principal Products, Services and Principal Markets.

EATON LABORATORIES BUSINESS
---------------------------

Eaton Laboratories is a developmental stage which plans to produce generic pharmaceutical products, through contract laboratories and contract manufacturing facilities, for pharmaceutical products that have lost their innovator patent(s). The company plans to distribute its product(s) into the marketplace through drug wholesalers, chain pharmacies and State Medicaid programs.

There are few generic pharmaceutical companies who target the lower volume brand name products that have lost their patent. It is the goal of Eaton Laboratories, Inc. to identify these smaller volume products, and with little overhead, find a contract laboratory and manufacturer who can adhere to FDA guidelines to replicate these products.

Eaton has begun the process of the developing a generic pharmaceutical with one product. The formulation and manufacturing process has been developed, the Company needs to produce a full manufacturing batch and conduct patient studies before it can submitted its Abbreviated New Drug Application ("ANDA") to the Food and Drug Administration ("FDA"). Eaton needs approximately 6 months to complete this full scale manufacturing batch, by utilizing the services of a contract manufactures followed by comparative human testing. Once this data has been tabulated, the Company will submit a ANDA to the FDA. FDA approval to market this product could take an additional twelve to eighteen months. Therefore, Eaton does not expect to generate any revenues for at least two years.

Business Strategy
-----------------

There are a finite number of end customers of generic pharmaceuticals products. If there are multiple generic pharmaceutical products on the market for the same type of product, these products share the total market sales in the marketplace. Generally speaking, the first generic product to enter the marketplace, captures a significant share of the market. Price and distribution also become a major factors in determining which generic product is utilized over a similar product. Eaton does not expect to be the first on the market with its future generic products.

The FDA requires that generic products produce a series of studies and the results of its testing before companies are authorized to sell these products. At that time, the FDA will issue an ANDA, which allows the company to market a product. If the product fails these studies, the entire project and all funding can be lost. It should be pointed out, if the company cannot pass the necessary studies required by the FDA, the Company would be unable to fund additional studies. This could place the Company's future at great risk, to the point, that the Company would not have enough funds to continue in business.

ETLB's Funding Requirements
---------------------------

Eaton does not have the required capital or funding to complete its project. Management anticipates Eaton will require at least $1,000,000 to complete a full scale manufacturing batch, perform the required FDA human studies and prepare a submission package to the FDA.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Marketing Strategies
--------------------

Once a new generic product enters the marketplace, the FDA itself announces through its newsletter ("Pink Sheets") that the product has been approved for sale. When the product becomes available for sale, there are just a two major data banks, who need to be notified that the product is available. They are:
First Data Bank and Medi-Span.   These data banks, notify the trade that a new
generic product is available.

Wholesalers want to be informed before a product is approved so that they can enter the product into their warehouse and computer system. The top ten wholesalers ship pharmaceutical products to 80 percent of the pharmacies in the U.S. The pharmacies are notified that a new generic product is available through the above mentioned data banks. Based on the price of the new generic, they will quickly substitute the generic the brand product, and not drop the retail sales price to the public accordingly. This is how pharmacies improve their profit margins. Many managed health care organizations and some States are mandated to use generic products, whenever they are available, in place of the brand name products.

Competition
-----------

In the pharmaceutical business, the first generic entry captures the lion share of the market. The Company has no way of knowing how many other companies may be working on bringing the same generic product into the market. There is no way to find out if other pharmaceutical companies have submitted identical paperwork for similar FDA submissions. Therefore, there is always a possibility that similar generic products may enter the market before Eaton's generic product. When multiple generics of the same product exist, it becomes a price war to capture market share. It depends on the volume of the brand name product to determine how low to drop a price.

RISK FACTORS
------------

(a)  Limited Operating History
------------------------------

The Company has a limited operating history and must be considered to be a developmental stage company. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all of the risks inherent in any new business and especially with a developmental stage company. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which the Company will be operating.


(b)  Possible Need for Additional Financing
-------------------------------------------

As of December 31, 2005, the Company had working cash and equivalents of $248. The Company needs at least one million dollars ($1,000,000) in order to obtain FDA (Food and Drug Administration) approval to market a generic prescription pharmaceutical. The Company has initial plans to conduct the necessary investigative studies to bring an off-patent pharmaceutical product into the market. The regulatory requirements of the FDA to issue an ANDA (abbreviated new drug application) will be capital intensive (i.e. stability studies, bioequivalence studies, and final product manufacturing/distribution will be needed), this project will also require a larger working capital basis to maintain adequate inventories of the approved product. This need for additional funds will be derived somewhat from internal revenues and earnings, however, the vast majority will be received from future stock offerings. These future offerings could significantly dilute the value of any previous investor's investment. If and when FDA approval can be obtained for this product, the Company will be required to produce product for real distribution. Some of this retail product can be obtained from the bio-batch produced for the FDA, for the Company's submission package. The company expects it will be required to spend an additional $1,000,000 to produce product for initial retail distribution. This anticipated expenditure includes the manufacturer of a full scale manufacturing batch, completed human testing, and preparation of a submission package to the FDA.

There are no guarantees given that the Company will be able to find the necessary financing or the necessary financing will be available, if required or if available, will be on terms and conditions satisfactory to management. The above outlined capital problems which could significantly affect the value of any Common Shares and could result in the loss of an investor's entire investment.

(c)  Continuing Losses
----------------------

To date, the Company has not achieved profitability and expects to incur losses in the next twenty-four (24) months.

The Company anticipates that it will not generate any income unless the FDA approves their ANDA application, which in itself will not guarantee any income. Therefore, the Company can incur losses and negative cash flow over the next twenty-four (24) months months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations. This is especially the case if the company cannot produce satisfactory results in its initial stability and bioequivalent studies.

(d)  Government regulation
--------------------------

Although the Company plans on obtaining all required federal and state permits, licenses, FDA registrations and bonds to operate its facilities, there can be no assurance that the Company's operation and profitability will not be subject to more restrictive regulation or increased regulation by federal, state, or local agencies.

(e)  The FDA Approval Process Can Be Very Lengthy
-------------------------------------------------

Upon the completion of the required testing, (in both the laboratory and humans), analysis of the testing, and producing an actual manufacturing lot of the product, the Company will be ready to submit an Application to the FDA for their review and comment. Management expects this process could take
12 to 18 months, just to produce the required data for a Submission Application. Once the Application is received by the FDA, they have 180 days to respond to an Application. At that time, based on the data provide, they will most likely comment on the Application in that they will require clarification or more data. If the FDA requires additional data following the review of Eaton's Applications, this will cost the company additional expenses.

(f)  Possible Liability for Service Provided
--------------------------------------------

There is no guarantee that the level of coverage secured by the Company will be adequate to protect the Company from risks associated with claims that exceed the level of coverage maintained. As a result of the Company's limited operations to date, no threatened or actual claims have been made upon the Company for service liability.

(g)  Competition
----------------

The Company has no way of knowing that other companies may be working on bringing the same generic product into the market. In order to obtain FDA approval to market a generic, it can take almost a twelve (12) to eighteen
(18) months to obtain an ANDA from the FDA. And, there is no way to find out if someone else has submitted identical paperwork beforehand. Therefore, there is always a possibility that similar generic may enter the market before our generic. When multiple generics of the same product exist, it becomes a price war to capture market share. It depends on the volume of the brand name product to determine how low to drop a price.

Many of the Company's competitors are significantly larger and have substantially greater financial, distribution, marketing and other resources and have achieved better recognition for their brand names for product lines or certain products than the Company. There is no assurance that the Company will be able to compete successfully against present or future competitors or that competitive pressures faced by the Company will not have a material adverse effect on the Company.


(h)  Dependence on Key Personnel
-------------------------------

The Company currently relies heavily upon the services and expertise of T.J. Jesky (President and Chief Executive Officer). In order to implement the aggressive business plan of the Company, management recognizes that additional staff is required if they can obtain an ANDA from the FDA. Once the Company begins selling its generic pharmaceutical product, the Company may need additional personnel to support the marketing, sales, research, and support functions.

The Company does not maintain "key man" life insurance policies for any of its officers or directors.

(i)  No Dividend Payments in the Foreseeable Future
---------------------------------------------------

The Company has never declared or paid any cash dividends on its common stock. For the foreseeable future, the Company intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including the Company's financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors consider relevant.

(j)  Lack of Liquidity
----------------------

There is limited public market for the Company's Common Stock.  The Common
Stock is currently quoted on the "Pink Sheets."   The market for the Common
Stock is limited. The stock lasted traded at $0.655 on September 19, 2005. There can be no assurance a meaningful trading market will develop. Eaton makes no representation about the value of its Common Stock.

The Company's common stock could be subject to wide fluctuations in response to variations in quarterly results of operations, announcements of technological innovations or new solutions by the Company or its competitors, general conditions in pharmaceutical industry, and other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced price and volume fluctuations, which have affected the market price for many companies in industries similar or related to that of the Company, which have been unrelated to the operating performance of these companies. These market fluctuations may have a material adverse eject on the market price of the Company's common stock if it ever becomes tradable.

(k)  Shares Restricted Subject to Rule 144
------------------------------------------

As of the April 14, 2006, the Company had 10,500,000 of Common Shares issued and outstanding that have not been registered with the Commission or any State securities agency and which are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides that a person holding fully paid restricted securities for one year from the date the securities were purchased from the issuer or an affiliate of the issuer may sell limited quantities of the securities to the public without registrations provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. None of the current outstanding restricted shares are available for resale pursuant to Rule 144. The sale of some or all of the currently restricted Common Stock could have a material negative impact upon the market price of the Common Shares if a market for the Common Stock should develop in the future.

(l)   Penny Stock Regulation
----------------------------

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges. Therefore, the Company's stock is initially selling at $0.01 per share they will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.


2) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

With regards to the Company's pharmaceutical product development, the Company does not hold any patents, trademarks, licenses, etc., with respect to, nor are patents significant in regard to, the Company's software developmental activities. The Company plans to enter into confidentiality agreements with its future employees, contract suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its intellectual property, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

3)  Employees

The Company currently has: one Officer/Director, who performs the job functions for the Company. The Company has no intention at this time to add employees until it can become a profitable entity . The Company from time to time may retain independent consultants in connection with its operations.

(i) The Company's performance is dependent on the performance of its sole officer. In particular, the Company's success depends on their ability to develop a business strategy which will be successful for the Company.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 500 N. Rainbow, Suite 300, Las Vegas, NV 89107. The facilities are being provided to Eaton Laboratories at no cost by a major shareholder of the company. The Company does not own or lease any property.


ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, Eaton is not a party to any material legal proceedings, and none are known to be contemplated against Eaton.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 14, 2006, the Company submitted to its majority of security holders to vote on the acquisition of Pinoak, Inc. a fully reporting company. The majority of shareholders approved the purchase of Pinoak, Inc., for $4,000, in order for Eaton Laboratories to become a fully reporting company.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

ETLB Common Stock, $0.001 par value, is traded on the Pink Sheets (National Quotation Bureau) under the symbol: ETLB.

For the year ended December 31, 2005, the price of the common stock as reported and summarized by the Pink Sheets was $1.15 high, and $0.60 bid. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

A limited market exists for the trading of the Company's common stock. During the year ending December 31, 2005, there has been limited trading activity in the Common Stock, however, there are no assurances this trading activity will continue in the future for the Common Stock. The last trade of the ETLB stock as of April 14, 2006 took place on September 19, 2005 at $0.655

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(c) The Company did not repurchase any of its shares during the fiscal year covered by this report.


(ii) Holders
------------

The approximate number of holders of record of common stock as of April 14, 2006 was approximately one hundred (100).

(iii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

(iv) Recent Sales of Unregistered Securities
--------------------------------------------

Not applicable.

(v)  Stock Splits
-----------------

Not applicable.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

Eaton Laboratories is a developmental stage which plans to produce generic pharmaceutical products, through contract laboratories and contract manufacturing facilities, for pharmaceutical products that have lost their innovator patent(s).

The Company has a limited operating history, upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new areas of business.

The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of a new business plan, particularly companies involved in the highly competitive oil and gas industry. Such risks include, without limitation, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not demonstrated revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its business strategy. As of December 31, 2005, the Company had an accumulated deficit of $(402,251). The Company expects that its operating expenses will increase as it moves its business strategy forward.

If the Company is unable to find funding to produce a generic pharmaceutical product, the Company's business, results of operations and financial condition would be materially and adversely affected. Even if funding is obtained, there can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

(ii) Results of Operations
--------------------------

For its fiscal year ending December 31, 2005, the Company did not generate any revenues. During fiscal year ending December 31, 2005, the Company experienced a net loss of $(120) or a loss (basic and diluted) per share of $(0.00) as compared to a net loss (basic and diluted) of $(7,712) or a loss per share of ($0.00) for the same period last year. All of these expenses were for general and administrative. Since inception, the Company has experienced a net loss of $(402,251).

(iii) Liquidity and Capital Resources
-------------------------------------

As of December 31, 2005, the Company's current liabilities exceeded its current assets by $4,752.

The Company has borrowed $5,000 from related entities.

On February 2, 2000 (inception), the Company issued 10,500,000 shares of its $0.001 par value common stock to its two founders for cash.

In December 2001, the Company issued 373,750 shares of its $0.001 par value common stock pursuant to a regulation 504 offering.

As of April 14, 2006, there are 10,873,750 common shares issued and outstanding. There have been no other issuances of preferred or common stock.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

Since the Company has limited financial resources, the officer/director has agreed to pay any necessary fees and expenses to keep the company operational and fully reporting without cost to the Company, he does not expect any reimbursement for these expenses.

ITEM 7.  FINANCIAL STATEMENTS.


                               TABLE OF CONTENTS
                               -----------------


TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
Report of Independent Registered Public Accounting Firm            F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statement of Stockholders' Deficit                                 F-4-5
Statements of Cash Flows                                           F-6
Notes to Financial Statements                                      F-7-10


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
      PCAOB REGISTERED

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
        -------------------------------------------------------

To the Board of Directors
Eaton Laboratories, Inc. (A development stage company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Eaton Laboratories, Inc. as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the period from inception on February 2, 2000 through December 31, 2005. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eaton Laboratories, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the period from inception on January 28, 2004 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's recurring losses and lack of operations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates
----------------------------
Moore & Associates Chartered
Las Vegas, Nevada
April 14, 2006

             2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                    (702) 253-7511  Fax (702) 253-7501

                          Eaton Laboratories, Inc.
                       (A Development Stage Company)
                               Balance Sheet



Balance Sheet


                                               December 31,   December 31,
                                                   2005           2004
                                               -------------  -------------
Assets

Current assets:
   Cash and equivalents                        $        248   $        368
                                               -------------  -------------
     Total current assets                               248            368

                                               $        248   $        368
                                               =============  =============

Liabilities and Stockholders' Equity

Current liabilities:                           $      5,000   $      5,000
                                               -------------  -------------
     Total current liabilities                        5,000          5,000
                                               -------------  -------------

Stockholders' equity:
   Common stock, $0.001 par value, 80,000,000
    shares authorized, 10,873,750 shares
    issued and outstanding                           10,873         10,873
   Additional paid-in capital                       386,626        386,626
   (Deficit) accumulated during development
    stage                                          (402,251)      (402,131)
                                               -------------  -------------
                                                     (4,752)        (4,632)

                                               $        248   $        368
                                               =============  =============


   The accompanying notes are an integral part of these financial statements.

                          Eaton Laboratories, Inc.
                       (A Development Stage Company)
                          Statements of Operations



Statements of Operations


                                                            February 2, 2000
                                Year ending   Year ending    (inception) to
                                December 31,  December 31,    December 31,
                                    2005          2004            2005
                                ------------  ------------  ----------------
Revenue                         $         -   $         -   $             -
                                ------------  ------------  ----------------

Expenses:
 General administrative expenses        120         7,715           107,608

 R & D Expenses                                                     294,825

                                ------------  ------------  ----------------
   Total expenses                       120         7,715           402,433
                                ------------  ------------  ----------------

Interest Income                                         3               182

Net (loss)                      $      (120)  $    (7,712)  $      (402,251)
                                ============  ============  ================

Weighted average number of
 common shares outstanding       10,873,750    10,873,750
                                ============  ============

Net (loss) per share            $        (0)  $        (0)
                                ============  ============


  The accompanying notes are an integral part of these financial statements.

                          Eaton Laboratories, Inc.
                       (A Development Stage Company)
              Statements of Changes in Stockholders' Equity
  For the period February 2, 2000 (Date of Inception) to December 31, 2005



Statements of Changes in Stockholders' Equity

                                                    (Deficit)
                                                   Accumulated
                          Common Stock   Additional  During       Total
                       ------------------ Paid-in  Development Stockholders'
                         Shares   Amount  Capital    Stage        Equity
                       ---------- ------- -------- ---------- --------------
Balance,
February 2, 2000                - $     - $      - $       -  $           -

Founders shares issued
 for cash              10,500,000  10,500  118,500                  129,000

Net (loss) for the
 period ended
 December 31, 2000                                        (9)            (9)
                       ---------- ------- -------- ---------- --------------

Balance,
December 31, 2000      10,500,000  10,500  118,500         -        128,991

Donated capital                            105,000                  105,000

Shares issued for
 cash pursuant to
 Rule 504 offering        373,750     373  102,012                  102,385

Net (loss) for the
 year ended
 December 31, 2001                                   (18,653)       (18,653)
                       ---------- ------- -------- ---------- --------------

Balance,
December 31, 2001      10,873,750  10,873  325,512   (18,662)       317,723











                                                    (Deficit)
                                                   Accumulated
                          Common Stock   Additional  During       Total
                       ------------------ Paid-in  Development Stockholders'
                         Shares   Amount  Capital    Stage        Equity
                       ---------- ------- -------- ---------- --------------


Donated capital                             61,114                   61,114

Net (loss) for the
 year ended
 December 31, 2002                                   (48,469)       (48,469)
                       ---------- ------- -------- ---------- --------------

Balance,
December 31, 2002      10,873,750  10,873  386,626   (67,131)       330,368

Net (loss) for the
 year ended
 December 31, 2003                                  (327,288)      (327,288)
                       ---------- ------- -------- ---------- --------------

Balance,
December 31, 2003      10,873,750  10,873  386,626  (394,419)         3,080

Net (loss) for the
 year ended
 December 31, 2004                                    (7,712)        (7,712)
                       ---------- ------- -------- ---------- --------------

Balance,
December 31, 2004      10,873,750  10,873  386,626  (402,131)        (4,632)

Net (loss) for the
 year ended
 December 31, 2005                                      (120)          (120)
                       ---------- ------- -------- ---------- --------------

Balance,
December 31, 2005      10,873,750  10,873  386,626  (402,251)        (4,752)
                       ========== ======= ======== ========== ==============


  The accompanying notes are an integral part of these financial statements.

                          Eaton Laboratories, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flow


Statements of Cash Flow
                                                            February 2, 2000
                                Year ending   Year ending    (inception) to
                                December 31,  December 31,    December 31,
                                    2005          2004            2005
                                ------------  ------------  ----------------
Cash flows from operating
 activities
Net (loss)                      $      (120)  $    (7,712)  $      (402,251)
Adjustments to reconcile net
 (loss) to net cash (used) by
 operating activities:
  Increase in accounts
   payable - related party                          5,000             5,000
                                ------------  ------------  ----------------
Net cash (used) by operating
 activities                            (120)       (2,712)         (397,251)
                                ------------  ------------  ----------------
Cash flows from investing
 activities                               -             -                 -
                                ------------  ------------  ----------------
                                                                          -
                                                            ----------------
Net cash by investing activities                                          -
                                                            ----------------
Cash flows from financing activities
Issuance of common stock                                             10,873
 Donated capital                          -                         386,626
                                ------------  ------------  ----------------
Net cash provided by financing
 activities                               -             -           397,499
                                ------------  ------------  ----------------
Net increase (decrease) in cash        (120)       (2,712)              248
Cash - beginning                        368         3,080                 -
                                ------------  ------------  ----------------
Cash - ending                   $       248   $       368   $           248
                                ============  ============  ================

Supplemental disclosures:
   Interest paid                $         -   $         -   $             -
                                ============  ============  ================
   Income taxes paid            $         -   $         -   $             -
                                ============  ============  ================

  The accompanying notes are an integral part of these financial statements.

                            Eaton Laboratories, Inc.
                          Notes to Financial Statements

NOTE 1.   General Organization and Business

The Company was organized February 2, 2000 (Date of Inception) under the laws of the State of Nevada, as Eaton Laboratories, Inc. The Company is authorized to issue 80,000,000 shares of $0.001 par value common stock. The Company has limited operations, and in accordance with SFAS #7, the Company is considered a development stage company.

NOTE 2.    Summary of Significant Accounting Practices

The Company has cash assets of $248 and $5,000 current liabilities as of December 31, 2005. The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Earnings per Share
------------------
The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No Dividends have been paid during the period shown.

Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year-end
--------

The Company has selected December 31 as its year-end.

                            Eaton Laboratories, Inc.
                          Notes to Financial Statements


Advertising
-----------
Advertising is expensed when incurred. There has been no advertising during the period.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. If the financing does not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.


NOTE 4 - Stockholders' equity

The Company is authorized to issue 80,000,000 shares of its $0.001 par value common stock and 20,000,000 shares of its $0.001 par value preferred stock.

During November 2000, the Company issued 10,500,000 shares of its $0.001 par value common stock to its founders for total cash of $129,000.

During the year ended December 31, 2001, shareholders of the Company contributed $105,000 of cash as paid-in capital.

During the year ended December 31, 2001, the Company issued 373,750 shares of its $0.001 par value common stock to investors for cash of $102,385 (net of offering costs) pursuant to a Regulation D, Rule 504 of the Securities Exchange Act of 1934 offering.

                            Eaton Laboratories, Inc.
                          Notes to Financial Statements


NOTE 4 - Stockholders' equity (Continued)


During the year ended December 31, 2002, shareholders of the Company contributed $61,114 of cash as paid-in capital.

There have been no other issuances of common stock.

NOTE 5.   Related Party Transactions

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

As of July 1, 2004, an officer of the Company advanced a total of $5,000 to the Company for various expenses. This amount is recorded as noted payable to related party and is due upon demand without interest.


NOTE 6.    Provision for Income Taxes

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

                            Eaton Laboratories, Inc.
                          Notes to Financial Statements


NOTE 6.    Provision for Income Taxes (Continued)


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


NOTE 7.   Operating Leases and Other Commitments

The Company also has no lease obligations.


NOTE 8.   Recent Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

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

No applicable.


ITEM 8a. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A. The following table sets forth the current officers and directors of Eaton Laboratories, Inc.


Name              Age                 Position
-------------     ---                 --------------------------------
T. J. Jesky       59                  President/CFO/Secretary/Director
----------------------------------------------------------------------

Biography of T. J. Jesky, President/CFO/Secretary/Director
----------------------------------------------------------

The Company is managed by T. J. Jesky, who has 22-years experience in the pharmaceutical industry. He is a former Division Manager for Procter & Gamble Pharmaceuticals. He began his pharmaceutical career in 1973 with Norwich Pharmacal, whose headquarters were based in Norwich, New York. This company subsequently changed its name to Norwich Eaton, and in 1981 it was purchased by Procter & Gamble. Norwich Eaton subsequently changed its name to Procter & Gamble Pharmaceuticals. Mr. Jesky held various positions in the company, including but not limited to: District Manager, Key Account Manager, Hospital Manager, Region Manager, Division Manager for U.S., Canada and Puerto Rico.
He resigned from Procter & Gamble in 1995. He became President, CEO and sole stockholder of Studebaker's, Inc. a restaurant/nightclub and real estate holding company in Arizona. He privately sold this business in 1997. In 1997 through 1998, he owned and operated a restaurant consulting business, named Ionosphere, Inc. In 1998, he resigned from the Company when it was acquired by Axonyx, Inc. which is currently trading on the NASDAQ National Market. From 1996 through 1999 he was President and Chairman of the Board of Boppers Holdings, Inc., a Nevada Corporation real estate business; he resigned from the Company when it was acquired by e-Smart Technologies, Inc. and is currently listed on the Pink Sheets. In August, 1998, Mr. Jesky founded Barrington Laboratories, Inc., he resigned from the Company when it was acquired by ModernGroove Entertainment, in January, 2001 and subsequently acquired by Immediatek, Inc. Immediatek is currently traded on the OTC-BB. From February, 2000 to present, he has held the position as President/Director of Eaton Laboratories, Inc.

Education and Associations
--------------------------

Bachelor of Arts Degree in Marketing and Retailing from Bradley
University, Peoria, IL, Graduated, May, 1969.
Universidad Nacional Autonoma de Mexico, Mexico City, Mexico, Licenciado en Derecho, 1970.
Associations:  Foro Profecional de Abogados de Saltillo, A.C., Coahuila, Mexico.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other
Eaton Laboratories, Inc. equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.


ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2005. Eaton intends to pay salaries when cash flow permits.



SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position  Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
T. J. Jesky
    President      2005     -0-            -0-           -0-
    Director       2004     -0-            -0-           -0-
                   2003     -0-            -0-           -0-
                   2002     -0-            -0-           -0-
                   2001     -0-            -0-           -0-
                   2000     -0-            -0-           -0-
-------------------------------------------------------------------------------

Long Term Compensation Table


                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted Stock Securities      LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts   Compensation
     Position     Year              SARs(#)               ($)       ($)
------------------------------------------------------------------------------
T. J. Jesky
    President      2005    -0-           -0-                -0-      -0-
    Director       2004    -0-           -0-                -0-      -0-
                   2003    -0-           -0-                -0-      -0-
                   2002    -0-           -0-                -0-      -0-
                   2001    -0-           -0-                -0-      -0-
                   2000    -0-           -0-                -0-      -0-
------------------------------------------------------------------------------


The Company currently does not have employment agreements with its executive officers. The executive officer/director of the Company has agreed to take no salary until the Company can generate enough revenues to support salaries on a regular basis. The officer will not be compensated for services previously provided. They will receive no accrued remuneration.


Compensation of Directors
-------------------------

No director receives any fee, salary or commission for service as a director. In addition, no such arrangement is contemplated for the foreseeable future.

Family Relationships
--------------------

On April 14, 2004, Eaton Laboratories, Inc. purchased Pinoak, Inc. (see Current Report dated April 14, 2006). The sole officer/director of Eaton Laboratories, Inc. (T. J. Jesky) is the brother of the sole/officer director of Pinoak, Inc. (Rick Jesky).

Code of Ethics
--------------

The company has not adopted a Code of Ethics for the Board and the salaried employees.

Audit Committee
---------------

The company does not presently have an Audit Committee. The member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is to small to afford such expense.


Committees and Procedures
-------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

     (3) The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

     (8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of April 14, 2006, by each person known by Eaton Laboratories, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.


                                                     Amount
Title     Name and Address                           of shares      Percent
of        of Beneficial                              held by          of
Class     Owner of Shares         Position           Owner          Class(1)
----------------------------------------------------------------------------
Common     T. J. Jesky (2)        Pres./Director     5,500,000       50.5%
Common     Mark DeStefano (3)     Shareholder        5,000,000       45.9%
---------------------------------------------------------------------------
All Executive Officers, Directors
as a Group  (1 person  )                            10,500,000       95.9%

(1) The percentages listed in the Percent of Class column are based upon 10,873,750 issued and outstanding shares of Common Stock.
(2)  T. J. Jesky, 500 N. Rainbow, Suite 300, Las Vegas, NV 89107.
(3)  Mark DeStefano, Founder, 500 N. Rainbow, Suite 300, Las Vegas, NV 89107.


B.  Persons Sharing Ownership of Control of Shares

T. J. Jesky and Mark DeStefano, individually, own shares the power to vote ten percent (10%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of the Company.

E.  Preferred Stock

None issued.

F.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution and ratification of the shareholders, the Company hired the professional services of Moore & Associates, Chartered, Certified Public Accountants, to perform audited financials for the Company. Moore
& Associates, Chartered own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On April 14, 2004, Eaton Laboratories, Inc. purchased Pinoak, Inc. (see Current Report dated April 14, 2006). The sole officer/director of Eaton Laboratories, Inc. (T. J. Jesky) is the brother of the sole/officer director of Pinoak, Inc. (Rick Jesky).



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

    31.1 Certifications of the President/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS ON FORM 8-K


The Company filed a Current Report dated March 25, 2005, pursuant to Item 8.01. ("Other Events") entitled agreement with Lanzhou Lantong Petro Machinery Forging Company.

The Company filed a Current Report dated October 26, 2005, pursuant to Item
Item 1.02 ("Termination of a Material Definitive Agreement"); and Item 5.02 ("Departure of Director and Principal Officer"), entitled cancellation of agreement with Lanzhou Lantong Petro Machinery Forging Company.

The Company filed a Current Report dated December 21, 2005, pursuant to Item
8.01 ("Other Events"), entitled "Global H2O Resources, Inc."


SUBSEQUENT REPORTS ON FORM 8-K
-------------------------------

The Company filed a Current Report dated April 5, 2006, pursuant to Item 4.01 ("Changes in Registrant's Certifying Accountant"), and Item 9.01 ("Exhibits") entitled "Letter Regarding Change in Certifying Accountant."

The Company filed a Current Report dated April 14, 2006, pursuant to Item 1.01 ("Termination of a Material Definitive Agreement"); Item 2.01 ("Completion of Acquisition or Disposition"); Item 5.01 ("Changes in Control of Registrant");
Item 5.02 ("Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers"); Item 5.03 ("Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year"); Item 5.06. ("Change in Shell Company Status"); Item 8.01 ("Other Events"); and Item 9.01 ("Financials Statements, Pro Forma Financial Information and Exhibits ") entitled the acquisition of Pinoak, Inc.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2005 and 2004 included in the Company's Form 10-KSB for fiscal 2005 and 2004 were approximately $3,000 for both years.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2005 and 2004, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2005 and 2004 were $0 and $0, respectively.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  Eaton Laboratories, Inc.
                                  (formerly Pinoak, Inc.)
                                ----------------------------
                                      Registrant

                                By: /s/ T. J. Jesky
                                ------------------------------------
                                 Name:  T. J. Jesky
                                 Title: President and Director

Dated:  April 14, 2006
----------------------