Form 10QSB
period 2006-03-31
EATON LABORATORIES INC
filed 2006-05-12
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2006
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------

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

                             (702) 221-1953
                       ---------------------------
                       (Issuer's telephone number)
--------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of May 10, 2006: 10,873,750 shares common stock

Number of shares of preferred stock outstanding as of May 10, 2006:  None


Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................      3
          Report of Independent Registered Public Accounting Firm    4
          Balance Sheet (unaudited)............................      5
          Statements of Operations (unaudited).................      6
          Statements of Cash Flows (unaudited).................      7
          Notes to Financial Statements........................     8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................     10

Item 3. Controls and Procedures................................     15


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................     16

Item 2.   Changes in Securities and Use of Proceeds............     16

Item 3.   Defaults upon Senior Securities......................     16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................     16

Item 5.   Other Information.....................................    16

Item 6.   Exhibits and Reports on Form 8-K......................    16

Signatures......................................................    17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2006. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2006, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


          Report of Independent Registered Public Accounting Firm


Eaton Laboratories, Inc.
500 N Rainbow Blvd., Suite 300
Las Vegas, NV 89107


We have reviewed the accompanying balance sheet of Eaton Laboratories Inc. (A Development Stage Company), as of March 31, 2006, and the related statements of income, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Eaton Laboratories Inc. (A Development Stage Company).

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue and no operations. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.



/s/ Moore & Associates, Chartered
---------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
May 9, 2006




           2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                    (702) 253-7511 Fax: (702)253-7501

                          Eaton Laboratories, Inc.
                       (A Development Stage Company)
                               Balance Sheets



Balance Sheet

                                               (Unaudited)
                                                 March 31,   December 31,
                                                   2006           2005
                                               -------------  -------------
Assets

Current assets:
   Cash and equivalents                        $         73   $        248
                                               -------------  -------------
     Total current assets                                73            248

                                               $         73   $        248
                                               =============  =============

Liabilities and Stockholders' Equity

Current liabilities:                           $      5,000   $      5,000
                                               -------------  -------------
     Total current liabilities                        5,000          5,000
                                               -------------  -------------

Stockholders' equity:
   Common stock, $0.001 par value, 80,000,000
    shares authorized, 10,873,750 shares
    issued and outstanding                           10,873         10,873
   Additional paid-in capital                       386,626        386,626
   (Deficit) accumulated during development
    stage                                          (402,426)      (402,251)
                                               -------------  -------------
                                                     (4,927)        (4,752)

                                               $         73   $        248
                                               =============  =============


   The accompanying notes are an integral part of these financial statements.

                          Eaton Laboratories, Inc.
                       (A Development Stage Company)
                          Statements of Operations
                               (Unaudited)


Statements of Operations


                                                            February 2, 2000
                                  For the Quarter ending     (inception) to
                                  March 31,    March 31,        March 31,
                                    2006          2005            2006
                                ------------  ------------  ----------------
Revenue                         $         -   $         -   $             -
                                ------------  ------------  ----------------

Expenses:
 General administrative expenses        175            30           107,783

 R & D Expenses                                                     294,825

                                ------------  ------------  ----------------
   Total expenses                       175            30           402,608
                                ------------  ------------  ----------------

Interest Income                           -             -               182

Net (loss)                      $      (175)  $       (30)  $      (402,426)
                                ============  ============  ================

Weighted average number of
 common shares outstanding       10,873,750    10,873,750
                                ============  ============

Net (loss) per share            $        (0)  $        (0)
                                ============  ============


  The accompanying notes are an integral part of these financial statements.

                          Eaton Laboratories, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flow
                               (Unaudited)

Statements of Cash Flow
                                                            February 2, 2000
                                Qtr. ending   Qtr. ending    (inception) to
                                 March 31,     March 31,        March 31,
                                    2006          2006            2006
                                ------------  ------------  ----------------
Cash flows from operating
 activities
Net (loss)                      $      (175)  $       (30)  $     (402,426)
Adjustments to reconcile net
 (loss) to net cash (used) by
 operating activities:
  Increase in accounts
   payable - related party                -             -            5,000
                                ------------  ------------  ----------------
Net cash (used) by operating
 activities                            (175)          (30)         (397,426)
                                ------------  ------------  ----------------
Cash flows from investing
 activities                               -             -                 -
                                ------------  ------------  ----------------
                                                                          -
                                                            ----------------
Net cash by investing activities                                          -
                                                            ----------------
Cash flows from financing activities
Issuance of common stock                                             10,873
 Donated capital                          -                         386,626
                                ------------  ------------  ----------------
Net cash provided by financing
 activities                               -             -           397,499
                                ------------  ------------  ----------------
Net increase (decrease) in cash        (175)          (30)               73
Cash - beginning                        248           369                 -
                                ------------  ------------  ----------------
Cash - ending                   $        73   $       339   $            73
                                ============  ============  ================

Supplemental disclosures:
   Interest paid                $         -   $         -   $             -
                                ============  ============  ================
   Income taxes paid            $         -   $         -   $             -
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods may not be indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2005, the Company has recognized no revenues and has accumulated operating losses of approximately $(402,426) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                            Eaton Laboratories, Inc.
                          Notes to Financial Statements

Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a major shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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


EATON LABORATORIES BUSINESS
---------------------------

Eaton Laboratories is a developmental stage which plans to produce generic pharmaceutical products, through contract laboratories and contract manufacturing facilities, for pharmaceutical products that have lost their innovator patent(s). The company plans to distribute any future pharmaceutical product(s) into the marketplace through drug wholesalers, chain pharmacies and State Medicaid programs.

There are few generic pharmaceutical companies who target the lower volume brand name products that have lost their patent. It is the goal of Eaton Laboratories, Inc. to identify these smaller volume products, and with little overhead, find a contract laboratory and manufacturer who can adhere to FDA guidelines to replicate these products.

Eaton is developing a generic pharmaceutical product. The formulation and manufacturing process has been completed, at this point the Company needs to produce a full manufacturing batch and conduct patient studies before it can submit its Abbreviated New Drug Application ("ANDA") to the Food and Drug Administration ("FDA"). Once Eaton obtains sufficient funding, which it may not obtain, the Company will need approximately 6-months to complete a full scale manufacturing batch, by utilizing the services of a contract manufactures followed by comparative human testing. Once this data has been tabulated, the Company can submit an ANDA to the FDA. FDA approval to market this product could take an additional twelve to eighteen months. Therefore, Eaton does not expect to generate any revenues for at least two years.

The Company has generated no revenues for the first Quarter ending March 31, 2006 with a loss of $175 for the same period. As of March 31, 2006, the Company had an accumulated deficit of $(402,426) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Management is currently exploring various business strategies to build its business. The analysis of new business opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's sole Officer. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

Going Concern - The Company experienced operating losses, since its inception on February 2, 2000 through the period ended March 31, 2006. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

During the three month period ended March 31, 2006, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

Since the Company's inception on February 2, 2000 through the period ended March 31, 2006, the Company generated no revenues. During the three months ended March 31, 2006, the Company had a net loss of $(175) as compared to a net loss of $(30) for the same period last year. These expenses represented general and administrative expenses. Since the Company's inception, on February 2, 2000, the Company experienced a net lost $(402,426).


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year, as the company builds its business base in the execution of its business plan. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

Eaton Laboratories is a developmental stage which plans to produce generic pharmaceutical products, through contract laboratories and contract manufacturing facilities, for pharmaceutical products that have lost their innovator patent(s).

Management believes the Company can sustain itself for the next twelve months. Management has agreed to keep the Company funded at its own expense, in other words, management is not seeking reimbursement for expenses paid.
The Company's need for capital may change dramatically if it moves forward in producing a manufacturing batch of its generic pharmaceutical products or it acquires an interest in a business opportunity. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Liquidity and Capital Resources

As of March 31, 2006, the Company's current liabilities exceeded its current assets by $4,927.

As of March 31, 2006, the Company has 10,873,750 shares of common stock issued and outstanding.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended March 31, 2006. No officer or director received stock options or other non-cash compensation since the Company's inception through March 31, 2006. The Company no longer has any employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market Information
------------------

Eaton Laboratories' common stock is traded on the Pink Sheets (National Quotation Bureau) under the symbol "ETLB." There is a limited market for ETLB shares.

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

Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


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

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2006, the majority shareholders and board of directors of the Company approved the purchase of Pinoak, Inc., a fully reporting Company. On April 14, 2006, Eaton Laboratories, Inc. acquired all the outstanding shares of common stock of Pinoak, Inc. from its sole stockholder in an exchange for $4,000 cash in a transaction where Eaton Laboratories is the successor corporation. The Pinoak shares were subsequently cancelled.

ITEM 5.  Other Information

None.


ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1 Certifications of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Subsequent Reports on Form 8-K

The Company filed a Current Report on April 12, 2006, pursuant to Item 4.01 ("Changes in Registrant's Certifying Accountant"); and Item 9.01 ("Exhibit").

The Company filed a Current Report on April 17, 2006, pursuant to Item 1.01 ("Entry into a Material Definitive Agreement"); Item 2.01 ("Completion of Acquisition or Disposition"); Item 5.01 ("Changes in Control of Registrant");
Item 5.02 ("Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers"); Item 5.03 ("Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year"); Item 5.06. ("Change in Shell Company Status"); Item 8.01 ("Other Events"); and Item 9.01 ("Financials Statements, Pro Forma Financial Information and Exhibits ") entitled the acquisition of Pinoak, Inc.

The Company filed an amended Current Report on April 18, 2006, pursuant to Item 1.01 ("Entry into a Material Definitive Agreement");
Item 2.01 ("Completion of Acquisition or
Disposition"); Item 5.01 ("Changes in Control of Registrant");
Item 5.02 ("Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers"); Item 5.03 ("Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year"); Item 5.06. ("Change in Shell Company Status"); Item 8.01 ("Other Events"); and Item 9.01 ("Financials Statements, Pro Forma Financial Information and Exhibits ") entitled the acquisition of Pinoak, Inc.

The Company filed a Current Report on April 20, 2006, pursuant to Item 5.03 ("Amendments to Articles of Incorporation or Bylaws") and Item 9.01 ("Exhibits"), entitled Articles of Merger.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 Eaton Laboratories, Inc.
                                ------------------------
                                        Registrant

                                By: /s/ T. J. Jesky
                                --------------------------------
                                 Name:  T. J. Jesky
                                 Title: Preident/Director

Dated:  May 10, 2006
        ------------