Form 10QSB
period 2006-06-30
EATON LABORATORIES INC
filed 2006-08-14
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2006
---------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of August 9, 2006: 10,873,750 shares common stock

Number of shares of preferred stock outstanding as of August 9, 2006:  None


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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2006. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended
June 30, 2006, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
    PCAOB REGISTERED


         Report of Independent Registered Public Accounting Firm
         -------------------------------------------------------


Eaton Laboratories, Inc.
500 N Rainbow Blvd., Suite 300
Las Vegas, NV 89107


We have reviewed the accompanying balance sheet of Eaton Laboratories Inc. (A Development Stage Company) as of June 30, 2006, and the related statements of income, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Eaton Laboratories Inc. (A Development Stage Company).

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


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    July 19, 2006


            2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                     (702) 253-7511 Fax: (702)253-7501

                          Eaton Laboratories, Inc.
                       (A Development Stage Company)
                               Balance Sheets



Balance Sheet

                                               (Unaudited)
                                                 June 30  ,   December 31,
                                                   2006           2005
                                               -------------  -------------
Assets

Current assets:
   Cash and equivalents                        $         11   $        248
                                               -------------  -------------
     Total current assets                                11            248

                                               $         11   $        248
                                               =============  =============

Liabilities and Stockholders' Equity

Current liabilities:                           $      5,000   $      5,000
                                               -------------  -------------
     Total current liabilities                        5,000          5,000
                                               -------------  -------------

Stockholders' equity:
   Common stock, $0.001 par value, 80,000,000
    shares authorized, 10,873,750 shares
    issued and outstanding                           10,873         10,873
   Additional paid-in capital                       386,626        386,626
   (Deficit) accumulated during development
    stage                                          (402,488)      (402,251)
                                               -------------  -------------
                                                     (4,989)        (4,752)

                                               $         11   $        248
                                               =============  =============


   The accompanying notes are an integral part of these financial statements.

                          Eaton Laboratories, Inc.
                       (A Development Stage Company)
                          Statements of Operations
                               (Unaudited)
     For the Three Months Ending June 30, 2005 and June 30, 2006
      For the Six Months Ending June 30, 2005 and June 30, 2006
   For the Period from February 2, 2000 (Inception) to June 30, 2006



Statements of Operations


                  Three Months Ending    Six Months Ending    February 2, 2000
                        June 30,              June 30,         (Inception) to
                  --------------------  --------------------      June 30,
                     2006       2005       2006       2005          2006
                  ---------  ---------  ---------  ---------  -----------------
Revenue           $      -   $      -   $      -   $      -   $              -
                  ---------  ---------  ---------  ---------  -----------------

Expenses:
 General and
  administrative
  expenses              62         30        237         60            107,845

 R & D Expenses                                                        294,825
                  ---------  ---------  ---------  ---------  -----------------
   Total expenses       62         30        237         60            402,670
                  ---------  ---------  ---------  ---------  -----------------

Interest Income          -          -          -          -                182

Net (loss)             (62)       (30)       (237)      (60)          (402,488)
                  =========  =========  =========  =========  =================

Weighted average
 number of
 common shares
 outstanding     10,873,750  10,873,750
                 ==========  ==========

Net (loss)
 per share       $      (0)  $      (0)
                 ==========  ==========


  The accompanying notes are an integral part of these financial statements.

                          Eaton Laboratories, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flow
                               (Unaudited)
     For the Three Months Ending June 30, 2005 and June 30, 2006
   For the Period from February 2, 2000 (Inception) to June 30, 2006

Statements of Cash Flow
                                   Three          Three      February 2, 2000
                                months ending  months ending   (inception) to
                                  June 30,       June 30,        June 30,
                                    2006          2005            2006
                                ------------  ------------  ----------------
Cash flows from operating
 activities
Net (loss)                      $       (62)  $       (30)  $     (402,488)
Adjustments to reconcile net
 (loss) to net cash (used) by
 operating activities:
  Increase in accounts
   payable - related party                -             -            5,000
                                ------------  ------------  ----------------
Net cash (used) by operating
 activities                             (62)          (30)         (397,488)
                                ------------  ------------  ----------------
Cash flows from investing
 activities                               -             -                 -
                                ------------  ------------  ----------------
                                                                          -
                                                            ----------------
Net cash by investing activities                                          -
                                                            ----------------
Cash flows from financing activities
Issuance of common stock                                             10,873
 Donated capital                          -                         386,626
                                ------------  ------------  ----------------
Net cash provided by financing
 activities                               -             -           397,499
                                ------------  ------------  ----------------
Net increase (decrease) in cash         (62)          (30)               11
Cash - beginning                         73           339                 -
                                ------------  ------------  ----------------
Cash - ending                   $        11   $       309   $            11
                                ============  ============  ================

Supplemental disclosures:
   Interest paid                $         -   $         -   $             -
                                ============  ============  ================
   Income taxes paid            $         -   $         -   $             -
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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2006, the Company has recognized no revenues and has accumulated operating losses of approximately $(402,488) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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


EATON LABORATORIES BUSINESS
---------------------------

Eaton Laboratories is a developmental stage which plans to produce generic pharmaceutical product(s), through contract laboratories and contract manufacturing facilities, for pharmaceutical products that have lost their innovator patent(s). The company plans to distribute future pharmaceutical product(s) into the marketplace through drug wholesalers, chain pharmacies and State Medicaid programs.

The Company plans to target the lower volume brand name pharmaceutical products that have lost their patent. It is the goal of Eaton Laboratories, Inc. to identify these smaller volume products, find a contract laboratory and manufacturer who can adhere to FDA guidelines to replicate these products.

Eaton is developing a generic pharmaceutical product. The formulation and manufacturing process has been completed, at this point, the Company needs to produce a full manufacturing batch and conduct patient studies before it can submit its Abbreviated New Drug Application ("ANDA") to the Food and Drug Administration ("FDA"). The Company does not have the required capital to produce a full manufacturing batch at this time. If Eaton finds sufficient funding, which it may not obtain, the Company will need approximately 6-months to complete a full scale manufacturing batch, by utilizing the services of a contract manufactures followed by comparative human testing. Once this data has been tabulated, the Company can submit an ANDA to the FDA. FDA approval to market this product could take an additional twelve to eighteen months. Therefore, Eaton does not expect to generate any revenues for at least two years.

The Company has generated no revenues for the second Quarter ending June 30, 2006 with a loss of $62 for the same period. As of June 30, 2006, the Company had an accumulated deficit of $(402,488) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Going Concern - The Company experienced operating losses, of $(402,488) since its inception on February 2, 2000 through the period ended June 30, 2006. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

During the six month period ended June 30, 2006, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

Since the Company's inception on February 2, 2000 through the period ended March 31, 2006, the Company generated no revenues. During the six months ended
June 30, 2006, the Company had a net loss of $(62) as compared to a net loss of $(30) for the same period last year. These expenses represented general and administrative expenses. Since the Company's inception, on February 2, 2000, the Company experienced a net lost $(402,488). Management is paying the day-to-day corporate expenses personally, without seeking reimbursement from the Company for these paid expenses.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

Eaton Laboratories is a developmental stage which plans to produce generic pharmaceutical product(s), through contract laboratories and contract manufacturing facilities, for pharmaceutical product(s) that have lost their innovator patent(s).

Management believes the Company can sustain itself for the next twelve months. Management has agreed to keep the Company funded at its own expense, without seeking reimbursement for expenses paid. The Company's need for capital may change dramatically if it moves forward in producing a manufacturing batch of its generic pharmaceutical products or it acquires an interest in a business opportunity. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2006, the Company's current liabilities exceeded its current assets by $4,989.

As of June 30, 2006, the Company has 10,873,750 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the six months ended June 30, 2006. No officer or director received stock options or other non-cash compensation since the Company's inception through June 30, 2006. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market Information
------------------

Eaton Laboratories' common stock is traded on the OTC-Bulletin Board under the symbol "ETLB." There is a limited market for ETLB shares.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the first quarter, the majority shareholders and board of directors of the Company approved the purchase of Pinoak, Inc., a fully reporting Company. Upon the acquisition of Pinoak, Eaton Laboratories, Inc. acquired all the outstanding shares of common stock of Pinoak, Inc. from its sole stockholder in an exchange for $4,000 cash in a transaction where Eaton Laboratories is the successor corporation. All of the Pinoak shares were subsequently cancelled.

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

b)  Reports on Form 8-K

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

                                 Eaton Laboratories, Inc.
                                ------------------------
                                        Registrant

                                By: /s/ T. J. Jesky
                                --------------------------------
                                 Name:  T. J. Jesky
                                 Title: President/Director

Dated:  August 9, 2006
        --------------