Form 10QSB
period 2006-09-30
EATON LABORATORIES INC
filed 2006-11-13
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2006
---------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of November 9, 2006: 10,873,750 shares common stock

Number of shares of preferred stock outstanding as of November 9, 2006:  None

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2006. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended September 30, 2006, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
      PCAOB REGISTERED


           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------


Eaton Laboratories, Inc.
500 N Rainbow Blvd., Suite 300
Las Vegas, NV 89107


We have reviewed the accompanying balance sheet of Eaton Laboratories Inc. (A Development Stage Company). as of September 30, 2006, and the related statements of income, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Eaton Laboratories Inc. (A Development Stage Company).

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



/s/ Moore & Associates, Chartered
---------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
November 9, 2006


           2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                   (702) 253-7511 Fax: (702)253-7501

                          Eaton Laboratories, Inc.
                       (A Development Stage Company)
                               Balance Sheets



Balance Sheets

                                               (Unaudited)
                                               September 30,   December 31,
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

                          Eaton Laboratories, Inc.
                       (A Development Stage Company)
                          Statements of Operations
                               (Unaudited)
   For the Three Months Ending September 30, 2005 and September 30, 2006
    For the Nine Months Ending September 30, 2005 and September 30, 2006 For the Period from February 2, 2000 (Inception) to September 30, 2006



Statements of Operations


                  Three Months Ending    Nine Months Ending    February 2, 2000
                     September 30,          September 30,       (Inception) to
                  --------------------  --------------------     September 30,
                     2006       2005       2006       2005          2006
                  ---------  ---------  ---------  ---------  -----------------
Revenue           $      -   $      -   $      -   $      -   $              -
                  ---------  ---------  ---------  ---------  -----------------

Expenses:
 General and
  administrative
  expenses               -         30        237         90            107,845

 R & D Expenses                                                        294,825
                  ---------  ---------  ---------  ---------  -----------------
   Total expenses        -         30        237         90            402,670
                  ---------  ---------  ---------  ---------  -----------------

Interest Income          -          -          -          -                182

Net (loss)               -        (30)      (237)       (90)          (402,488)
                  =========  =========  =========  =========  =================

Weighted average
 number of
 common shares
 outstanding     10,873,750  10,873,750
                 ==========  ==========

Net (loss)
 per share       $      (0)  $      (0)
                 ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                          Eaton Laboratories, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flow
                               (Unaudited)
   For the Nine Months Ending September 30, 2005 and September 30, 2006 For the Period from February 2, 2000 (Inception) to September 30, 2006


Statements of Cash Flow


                                    Nine           Nine      February 2, 2000
                                months ending  months ending   (inception) to
                                September 30,  September 30,   September 30,
                                    2006          2005             2006
                                ------------  ------------  ----------------
Cash flows from operating
 activities
Net (loss)                      $      (237)  $       (90)  $      (402,488)
Adjustments to reconcile net
 (loss) to net cash (used) by
 operating activities:
  Increase in accounts
   payable - related party                -             -             5,000
                                ------------  ------------  ----------------
Net cash (used) by operating
 activities                            (237)          (90)         (397,488)
                                ------------  ------------  ----------------
Cash flows from investing
 activities                               -             -                 -
                                ------------  ------------  ----------------
                                                                          -
                                                            ----------------
Net cash by investing activities                                          -
                                                            ----------------
Cash flows from financing activities
Issuance of common stock                                             10,873
 Donated capital                          -                         386,626
                                ------------  ------------  ----------------
Net cash provided by financing
 activities                               -             -           397,499
                                ------------  ------------  ----------------
Net increase (decrease) in cash        (237)          (90)               11
Cash - beginning                        248           369                 -
                                ------------  ------------  ----------------
Cash - ending                   $        11   $       279   $            11
                                ============  ============  ================

Supplemental disclosures:
   Interest paid                $         -   $         -   $             -
                                ============  ============  ================
   Income taxes paid            $         -   $         -   $             -
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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2006, the Company has recognized no revenues and has accumulated operating losses of approximately $(402,488) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

The Company has generated no revenues for the third Quarter ending Sept. 30, 2006. As of September 30, 2006, the Company had an accumulated deficit of $(402,488) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Management is currently exploring various business strategies to build the Company's business. This includes evaluating various options and strategies. The analysis of new business opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's sole Officer. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors. Management will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor.

Going Concern - The Company experienced operating losses, of $(402,488) since its inception on February 2, 2000 through the period ended September 30, 2006. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

During the nine month period ended September 30, 2006, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

Since the Company's inception on February 2, 2000 through the period ended Sept. 30, 2006, the Company generated no revenues. During the nine months ended September 30, 2006, the Company had a net loss of $(237) as compared to a net loss of $(90) for the same period last year. These expenses represented general and administrative expenses. Since the Company's inception, on February 2, 2000, the Company experienced a net lost $(402,488). Management is paying the day-to-day corporate expenses personally, without seeking reimbursement from the Company for these paid expenses.


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

Liquidity and Capital Resources
-------------------------------

As of September 30, 2006, the Company's current liabilities exceeded its current assets by $4,989.

As of September 30, 2006, the Company has 10,873,750 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended September 30, 2006. No officer or director received stock options or other non-cash compensation since the Company's inception through September 30, 2006. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

On October 30, 2005, record shareholders of Eaton Laboratories common stock received a special stock dividend of IVPSA Corporation, a Nevada corporation, a wholly owned subsidiary of Eaton Laboratories.

Record shareholders received one (1) common share, par value $0.001, of IVPSA Corporation common stock for every share of Eaton Laboratories common stock owned. The IVPSA stock dividend was based on 10,873,750 shares of Eaton Laboratories common stock that were issued and outstanding as of the record date.

Eaton Laboratories will retain no ownership in IVPSA Corporation following the issuance of the stock dividend. Further, IVPSA will no longer be a subsidiary of Eaton Laboratories.

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

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

None filed during the quarter ended September 30, 2006.

c)  Subsequent Reports on Form 8-K

The Company filed a Current Report on October 6, 2006, pursuant to Item 7.01 ("Regulation FD Disclosure"); Item 8.01 ("Other Events"); and Item 9.01 ("Exhibit") entitled spin-off of IVPSA Corporation subsidiary.

The Company filed an amended Current Report on October 18, 2006, pursuant to
Item 7.01 ("Regulation FD Disclosure"); and Item 9.01 ("Exhibit") correcting the record date of the IVPSA Corporation spin off.



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

Dated:  November 9, 2006
        ----------------