Form 10KSB
period 2006-12-31
EATON LABORATORIES INC
filed 2007-01-22
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)           Yes [ ]     No [X]

State the issuer's income for its most recent fiscal year (ending December 31,
2006):  $0

The aggregate market value on January 19, 2007 of voting stock held by non-affiliates was $377,487.


Transitional Small Business Disclosure Format (Check one):

                                            Yes [ ]     No [X]

Number of shares of common stock outstanding as of January 19, 2007: 10,873,750 shares common stock

Number of shares of preferred stock outstanding as of January 19, 2007:  None

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

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......13
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....14
    Item 7.  Financial Statements..........................................17
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................18
    Item 8a. Controls and Procedures.......................................18


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................19
    Item 10. Executive Compensation........................................20
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................23
    Item 12. Certain Relationships and Related Transactions................24
    Item 13. Exhibits and Reports on Form 8-K..............................24
    Item 14. Principal Accountant Fees and Services........................26


SIGNATURES   ..............................................................27

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

On January 19, 2007, Eaton Laboratories and Pinoak, Inc. ("Pinoak") a Nevada corporation entered into an Acquisition Agreement and Plan of Merger (the "Merger Agreement") whereby Eaton has acquired all the outstanding shares of common stock of Pinoak from its sole stockholder in an exchange for $4,000 cash in a transaction where Eaton is the successor corporation. The Merger was approved by the unanimous consent of the Board of Directors of Eaton and Pinoak on January 19, 2007.

Pursuant to Rule 12g-3(g)of the General Rules and Regulations of the Securities and Exchange Commission, Eaton is the successor issuer to Pinoak for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Act").
The purpose of this transaction was for Eaton to succeed to the registration status of Pinoak under the Exchange Act pursuant to Rule 12g-3. Pinoak, a reporting company was not engaged in any business. It was incorporated for the purpose of becoming a fully reporting shell company and subsequently finding a merger candidate. The sole Eaton director and officer became the director and officer of the Surviving Corporation. The sole director and officer of Pinoak resigned. Pursuant to the Acquisition Agreement and Plan of Merger the Articles and By-laws of Eaton become the Articles and By-Laws of the Surviving Corporation.


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

Eaton has begun the process of the developing a generic pharmaceutical with one product. The formulation and manufacturing process has been developed, the Company needs to produce a full manufacturing batch and conduct patient studies before it can submitted its Abbreviated New Drug Application ("ANDA") to the Food and Drug Administration ("FDA"). Eaton needs approximately 6-months to complete this full scale manufacturing batch, by utilizing the services of a contract manufactures followed by comparative human testing. Once this data has been tabulated, the Company will submit a ANDA to the FDA. FDA approval to market this product could take an additional twelve to eighteen months. Therefore, Eaton does not expect to generate any revenues for at least two years.

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

ETLB's Funding Requirements
---------------------------

Eaton does not have the required capital or funding to complete its project. Management anticipates Eaton will require at least $1,000,000 to complete a full scale manufacturing batch, perform the required FDA human studies and prepare a submission package to the FDA. The Company has yet to source this funding.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets,which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Marketing Strategies
--------------------

Once a new generic product enters the marketplace, the FDA itself announces through its industry newsletter that the product has been approved for sale. When the product becomes available for sale, there are just a two major data banks, who need to be notified that the product is available. They are:
First Data Bank and Medi-Span.   These data banks, notify the trade that a new
generic product is available.

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


(b)  Need for Additional Financing
----------------------------------

As of December 31, 2006, the Company had working cash and equivalents of $1. The Company needs at least one million dollars ($1,000,000) in order to obtain FDA (Food and Drug Administration) approval to market a generic prescription pharmaceutical. The company has yet to find sourcing for this endeavor. The Company has initial plans to conduct the necessary investigativestudies to bring an off-patent pharmaceutical product into the market. The regulatory requirements of the FDA to issue an ANDA (abbreviated new drug application) will be capital intensive
(i.e. stability studies, bioequivalence studies, and final product manufacturing/distribution will be needed), this project will also require a larger working capital basis to maintain adequate inventories of the approved product. This need for additional funds will be derived somewhat from internal revenues and earnings, however, the vast majority will be received from future stock offerings. These future offerings could significantly dilute the value of any previous investor's investment. If and when FDA approval can be obtained for this product, the Company will be required to produce product for real distribution. Some of this retail product can be obtained from the bio-batch produced for the FDA, for the Company's submission package. The company expects it will be required to spend an additional $1,000,000 to produce product for initial retail distribution. This anticipated expenditure includes the manufacturer of a full scale manufacturing batch, completed human testing, and preparation of a submission package to the FDA.

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

(c)  Continuing Losses
----------------------

To date, the Company has not achieved profitability and expects to incur losses in the next twenty-four (24) to thirty-six (36) months.

The Company anticipates that it will not generate any income unless the FDA approves their ANDA application, which in itself will not guarantee any income. Therefore, the Company can incur losses and negative cash flow over the next twenty-four (24) to thirty-six (36) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations. This is especially the case if the company cannot produce satisfactory results in its initial stability and bioequivalent studies.

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

(j)  Lack of Liquidity
----------------------

There is limited public market for the Company's Common Stock. The Common Stock is currently quoted on the OTC-Bulletin Board. The market for the Company's Common Stock is limited. The stock lasted traded at $1.01 on November 13, 2006. There can be no assurance a meaningful trading market will develop. Eaton makes no representation about the value of its Common Stock.

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

(k)  Shares Restricted Subject to Rule 144
------------------------------------------

As of the January 19, 2007, the Company had 10,500,000 of Common Shares issued and outstanding that have not been registered with the Commission or any State securities agency and which are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides that a person holding fully paid restricted securities for one year from the date the securities were purchased from the issuer or an affiliate of the issuer may sell limited quantities of the securities to the public without registrations provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. None of the current outstanding restricted shares are available for resale pursuant to Rule 144. The sale of some or all of the currently restricted Common Stock could have a material negative impact upon the market price of the Common Shares if a market for the Common Stock should develop in the future.

(l)   Penny Stock Regulation
----------------------------

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission.Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges. Therefore, the Company's stock is initially selling at $0.01 per share they will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.


2) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

With regards to the Company's pharmaceutical product development, the Company does not hold any patents, trademarks, licenses, etc., with respect to, nor are patents significant in regard to, the Company's software developmental activities. The Company plans to enter into confidentiality agreements with its future employees, contract suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its intellectual property,documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 19, 2007, the Company submitted to its majority of security holders to vote on the acquisition of Pinoak, Inc. a fully reporting company. The majority of shareholders approved the purchase of Pinoak, Inc., for $4,000, in order for Eaton Laboratories to become a fully reporting company.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

ETLB Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: ETLB.

For the year ended December 31, 2006, the price of the common stock as reported and summarized by the OTC-BB was $1.01 high, and $0.60 bid. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

A limited market exists for the trading of the Company's common stock. During the year ending December 31, 2006, there has been limited trading activity in the Common Stock, however, there are no assurances this trading activity will continue in the future for the Common Stock. The last trade of the ETLB stock as of January 19, 2007 took place on November 13, 2006 at $1.01

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) The Company did not repurchase any of its shares during the fiscal year covered by this report.

(ii) Holders
------------

The approximate number of holders of record of common stock as of January 19, 2006 was approximately one hundred (100).

(iii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends.

On or about October 5, 2006, Eaton Laboratories, Inc. announced the spin off of its wholly owned subsidiary, IVPSA Corporation, a Nevada corporation. The record shareholders of Eaton Laboratories as of the close of business on October 30, 2006, received one (1) unregistered common share, par value
$0.001, of IVPSA Corporation common stock for every share of Eaton
Laboratories common stock owned. The IVPSA stock dividend was be based on 10,873,750 shares of Eaton Laboratories common stock that are issued and outstanding as of the record date. Following the issuance of the stock dividend, IVPSA Corporation had 10,873,750 common shares issued and outstanding. The stock dividend was by the Company's transfer agent on November 1, 2006.

Eaton Laboratories retained no ownership in IVPSA Corporation following the issuance of the stock dividend. Further, IVPSA is no longer a subsidiary of Eaton Laboratories. IVPSA is a non-reporting private company owned by the same shareholders of Eaton Laboratories.

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

The Company has not demonstrated revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its business strategy. As of December 31, 2006, the Company had an accumulated deficit of $(402,498). The Company expects that its operating expenses will increase as it moves its business strategy forward.

If the Company is unable to find funding to produce a generic pharmaceutical product, the Company's business, results of operations and financial condition would be materially and adversely affected. Even if funding is obtained, there can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future. The Company has been actively seeking funding for its generic pharmaceutical product; however, it has been unsuccessful in locating the required funding.

Therefore, management is currently exploring various business strategies to build the Company's business. This includes evaluating various options and strategies. The analysis of new business opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's sole Officer. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

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



(ii) Results of Operations
--------------------------

For its fiscal year ending December 31, 2006, the Company did not generate any revenues. During fiscal year ending December 31, 2006, the Company experienced a net loss of $(247) or a loss (basic and diluted) per share of $(0.00) as compared to a net loss (basic and diluted) of $(120) or a loss per share of ($0.00) for the same period last year. All of these expenses were for general and administrative. Since inception, the Company has experienced a net loss of $(402,498).

(iii) Liquidity and Capital Resources
-------------------------------------

As of December 31, 2006, the Company's current liabilities exceeded its current assets by $4,999.

The Company has borrowed $5,000 from a related entity, i.e., a major shareholder.

On February 2, 2000 (inception), the Company issued 10,500,000 shares of its $0.001 par value common stock to its two founders for cash.

In December 2001, the Company issued 373,750 shares of its $0.001 par value common stock pursuant to a Regulation D 504 offering.

As of January 19, 2007, there are 10,873,750 common shares issued and outstanding.

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


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          -------------------------------------------------------


To the Board of Directors
Eaton Laboratories, Inc. (A development stage company)
Las Vegas, Nevada

We have audited the accompanying balance sheet of Eaton Laboratories, Inc. (A development stage company) as of December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the period from inception on February 2, 2000 through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eaton Laboratories, Inc. (A development stage company) as of December 31, 2006 and the results of its operations and its cash flows for the period from inception on February 2, 2000 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates Chartered
    Las Vegas, Nevada
    January 16, 2007


              2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                     (702) 253-7511 Fax (702) 253-7501

                          Eaton Laboratories, Inc.
                       (A Development Stage Company)
                               Balance Sheets
                              December 31, 2005
                              December 31, 2006



Balance Sheets

                                               December 31,   December 31,
                                                   2006           2005
                                               -------------  -------------
Assets

Current assets:
   Cash and equivalents                        $          1   $        248
                                               -------------  -------------
     Total current assets                                 1            248

                                               $          1   $        248
                                               =============  =============

Liabilities and Stockholders' Equity

Current liabilities:                           $      5,000   $      5,000
                                               -------------  -------------
     Total current liabilities                        5,000          5,000
                                               -------------  -------------

Stockholders' equity:
   Common stock, $0.001 par value, 80,000,000
    shares authorized, 10,873,750 shares
    issued and outstanding                           10,873         10,873
   Additional paid-in capital                       386,626        386,626
   (Deficit) accumulated during development
    stage                                          (402,498)      (402,251)
                                               -------------  -------------
                                                     (4,999)        (4,752)

                                               $          1   $        248
                                               =============  =============


   The accompanying notes are an integral part of these financial statements.

                          Eaton Laboratories, Inc.
                       (A Development Stage Company)
                          Statements of Operations
                               (Unaudited)
        For the years ended December 31, 2005 and December 31, 2006
   For the Period from February 2, 2000 (Inception) to December 31, 2006



Statements of Operations


                                                            February 2, 2000
                                Year ending   Year ending    (inception) to
                                December 31,  December 31,    December 31,
                                    2006          2005            2006
                                ------------  ------------  ----------------
Revenue                         $         -   $         -   $             -
                                ------------  ------------  ----------------

Expenses:
 General administrative expenses        247           120           107,855

 R & D Expenses                                                     294,825

                                ------------  ------------  ----------------
   Total expenses                       247           120           402,680
                                ------------  ------------  ----------------

Interest Income                                                         182

Net (loss)                      $      (247)  $      (120)  $      (402,498)
                                ============  ============  ================

Weighted average number of
 common shares outstanding       10,873,750    10,873,750
                                ============  ============

Net (loss) per share            $        (0)  $        (0)
                                ============  ============


  The accompanying notes are an integral part of these financial statements.

                          Eaton Laboratories, Inc.
                       (A Development Stage Company)
              Statements of Changes in Stockholders' Equity
  For the period February 2, 2000 (Date of Inception) to December 31, 2006




Statements of Changes in Stockholders' Equity


                                                    (Deficit)
                                                   Accumulated
                          Common Stock   Additional  During       Total
                       ------------------ Paid-in  Development Stockholders'
                         Shares   Amount  Capital    Stage        Equity
                       ---------- ------- -------- ---------- --------------
Balance,
February 2, 2000                - $     - $      - $       -  $           -

Founders shares issued
 for cash              10,500,000  10,500  118,500                  129,000

Net (loss) for the
 period ended
 December 31, 2000                                        (9)            (9)
                       ---------- ------- -------- ---------- --------------

Balance,
December 31, 2000      10,500,000  10,500  118,500         -        128,991

Donated capital                            105,000                  105,000

Shares issued for
 cash pursuant to
 Rule 504 offering        373,750     373  102,012                  102,385

Net (loss) for the
 year ended
 December 31, 2001                                   (18,653)       (18,653)
                       ---------- ------- -------- ---------- --------------

Balance,
December 31, 2001      10,873,750  10,873  325,512   (18,662)       317,723










                                                    (Deficit)
                                                   Accumulated
                          Common Stock   Additional  During       Total
                       ------------------ Paid-in  Development Stockholders'
                         Shares   Amount  Capital    Stage        Equity
                       ---------- ------- -------- ---------- --------------
Donated capital                             61,114                   61,114

Net (loss) for the
 year ended
 December 31, 2002                                   (48,469)       (48,469)
                       ---------- ------- -------- ---------- --------------

Balance,
December 31, 2002      10,873,750  10,873  386,626   (67,131)       330,368

Net (loss) for the
 year ended
 December 31, 2003                                  (327,288)      (327,288)
                       ---------- ------- -------- ---------- --------------

Balance,
December 31, 2003      10,873,750  10,873  386,626  (394,419)         3,080

Net (loss) for the
 year ended
 December 31, 2004                                    (7,712)        (7,712)
                       ---------- ------- -------- ---------- --------------

Balance,
December 31, 2004      10,873,750  10,873  386,626  (402,131)        (4,632)

Net (loss) for the
 year ended
 December 31, 2005                                      (120)          (120)
                       ---------- ------- -------- ---------- --------------

Balance,
December 31, 2005      10,873,750  10,873  386,626  (402,251)        (4,752)

Net (loss) for the
 year ended
 December 31, 2006                                      (247)          (247)
                       ---------- ------- -------- ---------- --------------

Balance,
December 31, 2006      10,873,750  10,873  386,626  (402,498)        (4,999)
                       ========== ======= ======== ========== ==============


  The accompanying notes are an integral part of these financial statements.

                          Eaton Laboratories, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flow
                               (Unaudited)
       For the Years Ended December 31, 2005 and December 31, 2006
   For the Period from February 2, 2000 (Inception) to December 31, 2006



Statements of Cash Flow


                                                            February 2, 2000
                                Year ending   Year ending    (inception) to
                                December 31,  December 31,    December 31,
                                    2006          2005            2006
                                ------------  ------------  ----------------
Cash flows from operating
 activities
Net (loss)                      $      (247)  $      (120)  $      (402,498)
Adjustments to reconcile net
 (loss) to net cash (used) by
 operating activities:
  Increase in accounts
   payable - related party                                            5,000
                                ------------  ------------  ----------------
Net cash (used) by operating
 activities                            (247)         (120)         (397,498)
                                ------------  ------------  ----------------
Cash flows from investing
 activities                               -             -                 -
                                ------------  ------------  ----------------
                                                                          -
                                                            ----------------
Net cash by investing activities                                          -
                                                            ----------------
Cash flows from financing activities
Issuance of common stock                                             10,873
 Donated capital                          -                         386,626
                                ------------  ------------  ----------------
Net cash provided by financing
 activities                               -             -           397,499
                                ------------  ------------  ----------------
Net increase (decrease) in cash        (247)         (120)                1
Cash - beginning                        248           368                 -
                                ------------  ------------  ----------------
Cash - ending                   $         1   $       248   $             1
                                ============  ============  ================

Supplemental disclosures:
   Interest paid                $         -   $         -   $             -
                                ============  ============  ================
   Income taxes paid            $         -   $         -   $             -
                                ============  ============  ================

  The accompanying notes are an integral part of these financial statements.

                            Eaton Laboratories, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements

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

NOTE 2.    Summary of Significant Accounting Practices

The Company has cash assets of $1 and $5,000 current liabilities as of December 31, 2006. The relevant accounting policies are listed below.

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

                            Eaton Laboratories, Inc.
                         (A Development Stage Company)
                         Notes to Financial Statements


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

                            Eaton Laboratories, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

                            Eaton Laboratories, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 5, 2006, the board of directors of the Registrant unanimously approved a resolution dismissing Beckstead and Watts, LLP, as its independent accounting firm for the year ending December 31, 2005.

Beckstead and Watts,LLP conducted audits of the financial statements of the Registrant for the calendar years ended December 31, 2003, and December 31, 2004. These financial statements accompanied the Registrant's 10-KSB Annual Report for the year ended December 31, 2004 that was previously filed with the Securities and Exchange Commission and which is incorporated herein by reference.

The reports of the Registrant on the financial statements as of and for the fiscal years ended December 31, 2003 and December 31, 2004, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Beckstead and Watts, LLP, issued an explanatory paragraph in its fiscal 2003 and 2004 reports as to the Registrant's ability to continue as a going concern.

In connection with its audits for the two most recent fiscal years and review of unaudited financial statements through September 30, 2005 and to April 5, 2006, there have been no disagreements with Beckstead and Watts, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Beckstead and Watts, LLP would have caused it to make reference to the subject matter in connection with its report on the Registrant's financial statements for such years; during the two most recent fiscal years and through April 5, 2006, there have been no reportable events (as defined in Regulation S-B Item 304(a)(1)(iv)).

On April 5, 2006, the Registrant's Board of Directors approved the appointment of Moore & Associates, Chartered, Certified Public Accountants
Las Vegas, Nevada, as the Registrant's registered independent public accounting firm.

During the Registrant's two most recent fiscal years and through the date of this Report on Form 8-K, the Registrant did not consult Moore & Associates, Chartered with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, or any other matters or events listed in Item 304(a)(2) of Regulation S-B.

ITEM 8a. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")).Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2006. Eaton intends to pay salaries when cash flow permits.



SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position  Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
T. J. Jesky
    President      2006     -0-            -0-           -0-
    Director       2005     -0-            -0-           -0-
                   2004     -0-            -0-           -0-
-------------------------------------------------------------------------------

Long Term Compensation Table


                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted Stock Securities      LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts  Compensation
     Position     Year              SARs(#)               ($)       ($)
------------------------------------------------------------------------------
T. J. Jesky
    President      2006    -0-           -0-                -0-      -0-
    Director       2005    -0-           -0-                -0-      -0-
                   2004    -0-           -0-                -0-      -0-
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

Family Relationships
--------------------

On April 14, 2004, Eaton Laboratories, Inc. purchased Pinoak, Inc. (see Current Report dated January 19, 2007). The sole officer/director of Eaton Laboratories, Inc. (T. J. Jesky) is the brother of the sole/officer director of Pinoak, Inc. (Rick Jesky).

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of January 19, 2007, by each person known by Eaton Laboratories, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.


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

On April 14, 2004, Eaton Laboratories, Inc. purchased Pinoak, Inc. (see Current Report dated January 19, 2007). The sole officer/director of Eaton Laboratories, Inc. (T. J. Jesky) is the brother of the sole/officer director of Pinoak, Inc. (Rick Jesky).



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

    31.1 Certifications of the President/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS ON FORM 8-K


The Company filed a Current Report on April 12, 2006, pursuant to Item 4.01 ("Changes in Registrant's Certifying Accountant"), and Item 9.01 ("Exhibits") entitled "Letter Regarding Change in Certifying Accountant."

The Company filed a Current Report on April 17, 2006, pursuant to Item
1.01 ("Termination of a Material Definitive Agreement");Item 2.01 ("Completion of Acquisition or Disposition");Item 5.01 ("Changes in Control of Registrant");
Item 5.02 ("Departure of Directors or Principal Officers;Election of Directors; Appointment of Principal Officers"); Item 5.03 ("Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year"); Item 5.06. ("Change in Shell Company Status"); Item 8.01 ("Other Events"); and Item 9.01 ("Financials Statements, Pro Forma Financial Information and Exhibits ") entitled the acquisition of Pinoak, Inc.

The Company filed an amended Current Report on April 18, 2006, pursuant to Item
1.01 ("Termination of a Material Definitive Agreement"); Item 2.01 ("Completion of Acquisition or Disposition");Item 5.01 ("Changes in Control of Registrant");
Item 5.02 ("Departure of Directors or Principal Officers;Election of Directors; Appointment of Principal Officers"); Item 5.03 ("Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year"); Item 5.06. ("Change in Shell Company Status"); Item 8.01 ("Other Events"); and Item 9.01 ("Financials Statements, Pro Forma Financial Information and Exhibits ") entitled the acquisition of Pinoak, Inc.

The Company filed a Current Report on April 20, 2006, pursuant to Item 5.03 ("Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year"); and Item 9.01 ("Exhibits ") entitled the Articles of Merger with Pinoak, Inc.

The Company filed a Current Report on October 6, 2006, pursuant to Item 7.01 ("Regulation FD Disclosure"); Item 8.01 ("Other Events"); and Item 9.01 ("Exhibit") press release, entitled spin-off of IVPSA subsidiary.

The Company filed an amended Current Report on October 18, 2006, pursuant to
Item 7.01 ("Regulation FD Disclosure"); and Item 9.01 ("Exhibit") corrected press release.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2006 and 2005 included in the Company's Form 10-KSB for fiscal 2006 and 2005 were approximately $3,500 and $3,000 respectfully.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2006 and 2005, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2006 and 2005 were $0 and $0, respectively.

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

Dated:  January 19, 2007
------------------------