Form 10QSB
period 2007-03-31
EATON LABORATORIES INC
filed 2007-05-22
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2007
---------------------------------------------------------------------------

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


      1845 Sandstone Manor Unit #11, Pickering, ON  L1W3X9  Canada
   --------------------------------------------------------------------
                (Address of principal executive offices)

                              (905) 697-4880
                       ---------------------------
                       (Issuer's telephone number)
--------------------------------------------------------------------------

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

                                          Yes [ ]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of May 18, 2007: 60,373,750 shares common stock

Number of shares of preferred stock outstanding as of May 18, 2007:  None


Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................      3
          Balance Sheet (unaudited)............................      4
          Statements of Operations (unaudited).................      5
          Statements of Cash Flows (unaudited).................      6
          Notes to Financial Statements........................     7-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................     10

Item 3. Controls and Procedures................................     16


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................     17

Item 2.   Changes in Securities and Use of Proceeds............     17

Item 3.   Defaults upon Senior Securities......................     17

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................     17

Item 5.   Other Information.....................................    17

Item 6.   Exhibits and Reports on Form 8-K......................    18

Signatures......................................................    19

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended March 31, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended March 31, 2007, follow.

Hydrogen Hybrid Technologies Inc.
(A Development Stage Company)
Balance Sheets
As at March 31, 2007 and September 30, 2006 (in US Dollars) (Unaudited)
=============================================================================


Balance Sheets
                                                            September 30
                                                2006            2006
-----------------------------------------------------------------------
Assets

Cash                                         $    44,080      $ 1,026,571
Accounts Receivable (Note 5)                     489,075                -
Notes receivable                                 302,581          302,672
-------------------------------------------------------------------------
                                                 835,736        1,329,243
Distribution Rights (Note 3)                   4,254,100        4,254,100
-------------------------------------------------------------------------
                                             $ 5,089,836      $ 5,583,343
=========================================================================
Liabilities

Accounts payable and accrued liabilities     $    28,393      $ 1,496,284
-------------------------------------------------------------------------
                                                  28,393        1,496,284

Stockholders' Equity

Common Stock, $0.001 par value, 80,000,000
  shares authorized, 60,373,750, 30,000,000
  shares issued and outstanding as of
  3/31/07 and 09/30/06, respectively              60,373              82
Additional paid-in capital                       (60,373)              -
Special Warrants Subscribed (Note 4)           5,305,585       4,267,973
Deficit, accumulated during development         (261,838)       (180,114)
Accumulated Other Comprehensive Loss              17,613            (882)
------------------------------------------------------------------------
                                               5,061,441       4,087,059
------------------------------------------------------------------------
                                             $ 5,089,835       5,583,343
========================================================================





              See accompanying notes to financial statements.

Hydrogen Hybrid Technologies Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Three Months and Six Months Ended March 31, 2007 and 2006
and Cumulative since Inception(in US Dollars) (Unaudited)
=============================================================================

Statement of Operations
                                                                    Cumulative
                         Three Months Ending    Six Months Ending     since
                               March 31,            March 31,       Inception
                         --------------------  ------------------    to Mar. 31
                             2007       2006       2007     2006       2007
                         ----------  --------  ---------  -------  -------------
Revenue                  $    5,047  $      -    $ 10,239 $    -  $     10,240

Expenses:
   Consulting - Mgt.             (6)        0      80,765      0        98,589
   General and
     administrative             115         0       2,666      0        31,333
   Professional fees          8,532         0       8,532      0       142,156
                         ----------  --------   ---------  ------- ------------

      Total expenses          8,641         0      91,963       0      272,078
                         ----------  --------   ---------  -------  -----------
          $  (3,594)  $      0  $  (81,724) $    0   $ (261,838)
                         ==========  ========= =========== ======   ============

Weighted average number of
   common shares
   outstanding - basic
   and fully diluted     60,373,750  30,000,000  60,373,750  30,000,000
                         ==========  ==========  ==========  ==========

Net (loss) per
   share - basic and
   fully diluted         $   (0.00)  $       -   $   (0.00)  $        -
                         ==========  ==========  ==========  ==========



           See accompanying notes to financial statements.

Hydrogen Hybrid Technologies Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Six Months Ended March 31, 2007 and 2006
and Cumulative since Inception (in US Dollars) (Unaudited)
=============================================================================

Statements of Cash Flows

                                                            Cumulative
                                                            Since
                               6 months      6 months       Inception
                                ending        ending        to Mar. 31
                              Mar 31, 2007  Mar 31, 2006       2007
-----------------------------------------------------------------------
Cash flows from operating activities:
Net loss                      $  (81,724)   $       -      $  (261,838)
-----------------------------------------------------------------------
Changes in non-cash working capital items
Notes receivable                      91            -         (301,094)
Receivables                     (489,075)           -         (489,075)
Accounts payable and accrued
Liabilities                    1,467,890        2,149           27,226
Other assets                            -      (2,231)               -
-----------------------------------------------------------------------
                              (2,038,598)         (82)      (1,024,781)

Cash flows used in investing activities:
Increase in intellectual property
  & other assets                       -            -       (4,233,200
-----------------------------------------------------------------------
                                       0            0       (4,233,200)

Cash flow from financing activities:
Issuance of capital stock              0           82               82
Issuance of share
  subscription agreements      1,037,612            -        5,284,617
----------------------------------------------------------------------

Effect of foreign exchange
 rate changes                     18,495            -           17,362
----------------------------------------------------------------------
                               1,056,107           82        5,302,061

Increase (decrease) in cash
  and cash equivalents          (982,491)           -           44,080
Cash at beginning of period    1,026,571            -                0
----------------------------------------------------------------------
Cash at end of period        $    44,080   $        0    $      44.080
======================================================================
Supplemental Disclosure:
Taxes paid                             -            -                -
Interest paid                          -            -                -
======================================================================

            See accompanying notes to financial statements.

Hydrogen Hybrid Technologies Inc.
(A Development Stage Company)
Notes to Financial Statements
Quarters Ended March 31, 2007 and 2006


Note 1.  Basis of Presentation

The accompanying interim financial statements of Hydrogen Hybrid Technologies Inc. (the "Company") are unaudited and have been prepared in accordance with Canadian generally accepted accounting principles ("GAAP") for interim financial statements. Accordingly, they do not include certain disclosures normally included in annual financial statements prepared in accordance with such principles. These interim financial statements were prepared using the same accounting policies as outlined in note 3 to the annual financial statements for the year ended September 30, 2005 and 2006, and should be read in conjunction with the audited financial statements for the year ended September 30, 2005 and 2006.

These interim financial statements do not materially differ from United States generally accepted accounting principles ("US GAAP") for interim financial statements.

In preparing these interim financial statements, management was required to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. In the opinion of management, these interim financial statements reflect all adjustments (which include only normal, recurring adjustments) necessary to state fairly the results for the periods presented. Actual results could differ from these estimates and the operating results for the interim period presented is not necessarily indicative of the results expected for the full year.

Note 2.   Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. The negative equity is the result of this activity and has been financed from the equity raised to date. The negative working capital is a direct result of the Distribution rights purchased from a related party and this position has been rectified subsequent to the date of these financial statements. If the financing does not provide sufficient capital, some of the Stockholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing, it would be unlikely for the Company to continue as a going concern.

Hydrogen Hybrid Technologies Inc.
(A Development Stage Company)
Notes to Financial Statements
Quarters Ended March 31, 2007 and 2006

Note 3.  Distribution Rights

On January 18, 2005, the Company entered into a Distribution Agreement with Canadian Hydrogen Energy Company, Ltd., a Canadian privately owned related company, controlled by the same Stockholders of the Company granting the Distribution Agreement. The Distribution Agreement includes the rights to sell and distribute on-board hydrogen generating and injections systems for the OEM, car and light truck markets globally. As compensation for the rights granted under this agreement the company will pay a total of $4,254,100 in cash and this agreement is effective only at such time as funds have been advanced.

During Q2, the final $424,706 was paid towards the distribution agreement liability. With the full amount of $4,254,100 now been paid, the Company has the right to begin distribution of the Hydrogen Fuel Injection system.


Note 4.  Special Warrant Subscriptions

The Company completed its efforts to raise capital through the sale of Special Warrants priced at $1.77 per unit. Total warrants sold as of Q2 closing are 2,989,450 units at a weighted average price of $1.77 per Special Warrant for an aggregate of $5,305,585.

Note 5.  Accounts Receivable

During the quarter the company forwarded a total of $467,448 to Canadian Hydrogen Energy Company Limited (CHEC), the manufacturer of the Hydrogen Fuel Injection cell. These funds are to be used to convert inventory for distribution by HHT. The first units of CHEC's newest revision are expected to be ready for distribution sometime in May of this year. The balance of the receivables, $21,626 represents accrued subscriptions for 12,500 warrants.

Note 6.  Subsequent Events

(i) Subsequent to Q2 reporting, on May 15, 2007, Rosseau Limited Partners, one of the Subscribers to HHT, which had registered an action against HHT, requesting the return of subscribed funds, has proposed a settlement to HHT. This proposal comes prior to the court hearing of this matter which is slated for early June 2007. The company is reviewing the proposal with Legal council.

(ii) On March 30, 2007, the company entered into an agreement to complete a reverse merger with Eaton Laboratories Inc., a publicly traded, over the counter, Nevada Corporation. Eaton Laboratories is a pharmaceutical development company with no revenues, at closing all of Eaton Laboratories operations will be transferred to its subsidiary Basic Services, Inc., a Nevada corporation which will be spun off immediately after closing. The company will then be renamed Hydrogen Hybrid Technologies Inc.

Hydrogen Hybrid Technologies Inc.
(A Development Stage Company)
Notes to Financial Statements
Quarters Ended March 31, 2007 and 2006


Note 6.  Subsequent Events (Continued)


 (iii) Subsequent to Q2 reporting, on May 18, 2007, the company entered into an agreement with Red Rock Trading Partners to locate equity based financing. Red Rock is to locate venture capital groups which may purchase shares of Hydrogen Hybrid Technologies Inc. as set prices in the future as HHT requires. The agreement which is not binding and not limiting HHT from any other financing arrangements which it may seek, pays Red Rock as much as 3% fees for its efforts. The agreement is for a total of 45 million US dollars and the fees are to be paid 50% in cash and 50% in HHT shares.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

The Registrant was incorporated under the laws of the State of Nevada on February 2, 2002, under the name Eaton Laboratories, Inc. As of the date of this filing of this Form 10QSB, the Company is in the process of changing its corporate name to Hydrogen Hybrid Technologies, Inc.

On March 30, 2007, Eaton Laboratories, a Nevada corporation, Eaton Laboratories Acquisition Corporation, a Nevada corporation ("Merger Sub") and Hydrogen Hybrid Technologies, Inc. ("HHT"), a privately-held Canadian corporation, entered into a Acquisition Agreement and Plan of Merger pursuant to which the Registrant, through its wholly-owned subsidiary, Merger Sub, acquired HHT in exchange for 49,500,000 shares of the Registrant's unregistered common stock which were issued to the holders of HHT stock. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

Pursuant to Rule 12g-3(g) of the General Rules and Regulations of the Securities and Exchange Commission, HHT is the successor issuer to Eaton for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Act").
The purpose of this transaction was for HHT to succeed to the registration status of Eaton under the Exchange Act pursuant to Rule 12g-3. Pursuant to the Acquisition Agreement and Plan of Merger the Articles and By-laws of Eaton become the Articles and By-Laws of the Surviving Corporation.


REGISTRANT'S BUSINESS
---------------------

Hydrogen Hybrid Technologies Inc. is engaged in the business of selling and distributing of on-board hydrogen generating and injections systems for the Original Equipment Manufacturer ("OEM"), car and light truck markets globally. HHT has acquired the exclusive rights to market a proprietary patented technology from a related company. In addition it holds non-exclusive rights to distribute the product to other markets including the heavy goods vehicle market (Commercial Transport Fleets).

The on-board hydrogen generating system strives to improve fuel consumption and reduce pollution through the enhancement of the internal combustion process.
The technology consists of an on-board system which generates hydrogen and oxygen by splitting distilled water. Once these gases are available they are not stored but directly injected through the air intake of an internal combustion engine. The result of the Hydrogen Fuel Injection system ("HFI") is a reduction in pollution causing emission and an increase in fuel efficiency and overall engine performance.

Hydrogen Fuel Injection ("HFI") system
--------------------------------------

The science behind HFI is well documented. It has been known for some time (since a 1974 paper by the Jet Propulsion Lab of the California Institute of Technology) that the addition of hydrogen to fossil fuels, burned in internal combustion engines, will increase the efficiency of that engine. This premise has been validated by a number of papers published by the Society of Automotive Engineers (SAE). The concept is valid with any fossil fuel (diesel, gasoline, propane, natural gas) or bio-fuel (biodiesel, ethanol) though it is most effective in diesel engines. Among other, more subtle effects, the faster flame speed of hydrogen allows for a more complete burn of the fuel earlier in the power cycle. Of course, electrolysis itself is well understood.

The HHT technology differs from its competitors in that it focuses on delivering an engineering solution using these scientific principles that is reliable, efficient, and cost-effective. As an integral part of the research and development cycle, HHT delivers an HFI solution geared toward a specific vertical market that has gone through an extensive field trial and testing verification stage.

Product Highlights
------------------

A number of the product highlights offered by HHT's on-board hydrogen generating and injections systems include:

   o  Reduce fuel consumption 5% to 30% depending on operating environment

   o  Reduce emissions from 30% to 80% (meets most 2010 emission requirements)

   o  Functional with any internal combustion engine and any fossil fuel

   o  Configurations are available for both 12 & 24 volt, plus 120 amp services

   o  Does not require additional power capabilities within current OEM vehicles

   o  Simple installation (many trained installers across N.A. - 4 hrs required)

   o  Leasing provides immediate positive cash flow for Heavy Vehicle Operators

   o  Product that reduces emissions while increasing cash flow


Business Strategy
-----------------

While the HFI technology is initially an after-market device, HHT is actively seeking Original Equipment Manufacturers (OEM) during the development and testing phase to license the technology and incorporate it directly into their engineering cycle. Eventually, with exhaust water re-capture technology, the HFI system will be built seamlessly into internal combustion engines.

As HFI technology achieves greater acceptance and penetration in various markets, HHT will continue to develop hydrogen solutions that meet ongoing public requirements of emission reductions and energy economies. The HFI system is positioned as a bridge technology to handle the transition to products that would, ultimately, allow our society to cease using hydrocarbon fuels. It is management's belief that the term "hybrid" could soon come to mean "hydrogen-hydrocarbon" technologies.

HHT markets on-demand hydrogen-generating technology designed to increase the efficiency of virtually any combustion process. The technology is based on a patented Hydrogen Fuel Injection ("HFI") system, in which hydrogen and oxygen are generated on demand via electrolysis and then introduced into the combustion process. The HFI system draws power, 12V or 1 10V, and splits distilled water to produce hydrogen and oxygen; then both gases are injected directly into the air intake of the engine. In the engine, the hydrogen acts as an initiator to promote more complete combustion. By converting more chemical energy into mechanical energy, the engine operator is able to reduce fuel consumption, plus the more complete combustion dramatically lowers exhaust emissions (CO, PM, HC, NOx).


Marketing Strategies
--------------------

Management plans to market their technology initially towards the Heavy Goods Vehicle (HGV) market. HGVs are Class 7 and Class 8 heavy duty, long-haul trucks (7.3 to 16 liters) that typically run on diesel. The HFI unit uses distilled water, runs for 65 hours between fills, and incorporates a number of safety features the most salient of which is the fact that no hydrogen is stored on-board since it is generated only on-demand.

An on-board digital controller monitors the device and also allows for two-way wireless connection, via satellite, along with full GPS capability. Software updates and monitoring can be performed remotely. Additional revenue streams might be possible by leveraging this communications ability as a complementary business, both as a fleet management service and as a personal communications service.

Results of Operations
---------------------

During the three month period ended March 31, 2007, the Company generate $5,047 versus no revenues for the same period last year. During the six month period ended March 31, 2007, the Company generate $10,235 versus no revenues for the same period last year.

During the three months ended March 31, 2007, the Company had a net loss of $(3,594) or $(0.0001) and compared to no expenses last year. During the six months ended March 31, 2007, the Company had a net loss of $(61,724) or $(0.003) and compared to no expenses last year. These expenses represented consulting fees, general and administrative expenses and professional fees. Since the Company's inception, the Company experienced a net lost $(261,838).


Liquidity and Capital Resources
-------------------------------

As of March 31, 2007, the Company's current assets exceeded its current liabilities by $ 807,343.

As of March 31, 2007, the Company has 60,373,750 shares of common stock issued and outstanding.

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

Market Information
------------------

Eaton Laboratories' common stock is traded on the NASD OTC-Bulletin Board under the symbol "ETLB." There is a limited market for ETLB shares.

(a) Warrants outstanding: total warrants sold as of March 31, 2007 are 2,989,450 units at a weighted average price of $1.77 per Special Warrant for an aggregate of $5,305,585.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(c) The Company did not repurchase any of its shares during the quarter covered by this report.

Dividends
---------

On or about April 12, 2007, Eaton Laboratories, Inc. announced the spin off of its wholly owned subsidiary, Basic Services, Inc., a Nevada corporation. The record shareholders of Eaton Laboratories as of the close of business on April 24, 2007, received one (1) unregistered common share, par value
$0.001, of Basic Services, Inc. common stock for every share of Eaton Laboratories common stock owned. The Basic Services stock dividend was be based on 10,873,750 shares of Eaton Laboratories common stock that are issued and outstanding as of the record date. The spin off did not include any stock issued to the shareholders of Hydrogen Hybrid Technologies, Inc., who received 49,500,000 shares pursuant to the Acquisition and Plan of Merger with Eaton Laboratories dated March 30, 2007. Following the issuance of the stock dividend, Basic Services, Inc. had 10,873,750 common shares issued and outstanding.

Eaton Laboratories retained no ownership in Basic Services following the issuance of the stock dividend. Further, Basic Services is no longer a subsidiary of Eaton Laboratories. Basic Services, Inc. is a non-reporting private company owned by the same shareholders of Eaton Laboratories.

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

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

Subsequent to Second Quarter reporting, on May 15, 2007, Rosseau Limited Partners, one of the Subscribers to HHT, which had registered an action against HHT, requesting the return of subscribed funds, has proposed a settlement to HHT. This proposal comes prior to the court hearing of this matter which is slated for early June 2007. The company is reviewing the proposal with Legal council.

ITEM 2.  Changes in Securities and Use of Proceeds

On March 30, 2007, in connection with the Acquisition Agreement and Plan of Merger between Eaton Laboratories and Hydrogen Hybrid Technologies, Inc., the Registrant issued 49,500,000 shares of unregistered common stock to the original shareholders of Hydrogen Hybrid Technologies, Inc.

The Registrant relied upon Section 4(2) of the Securities Act for the issuance of these shares. Section 4(2) was available because it did not involve a public offering and there was no general solicitation or general advertising involved in the issuance of these shares.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2007, the majority shareholders and board of directors approved an Acquisition Agreement and Plan of Merger pursuant to which the Registrant, through its wholly-owned subsidiary, Merger Sub, acquired Hydrogen Hybrid Technologies, Inc. in exchange for 49,500,000 shares of the Registrant's unregistered common stock whereby Hydrogen Hybrid Technologies, Inc. became the surviving Company. All of the shareholders and board of directors of Hydrogen Hybrid Technologies, Inc. approved an Acquisition Agreement and Plan of Merger. (See Current Report filed on Form 8-K, dated March 30, 2007.)

ITEM 5.  Other Information

On May 3, 2007, the Registrant filed with the Commission a Preliminary Information on Schedule 14c to:

1. To increase the authorized capital of the Corporation from Eighty Million (80,000,000) to One Hundred Eighty Million (180,000,000) shares of common stock;

2. To reflect a forward Stock Split on the ratio of two new shares for one old share; and

3. To reflect that the Corporation's name be changed to: Hydrogen Hybrid Technologies, Inc.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1 Certifications of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certifications of the Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certifications of Treasurer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


b)  Report(s) on Form 8-K


The Company filed a Current Report dated March 30, 2007, pursuant to Item 1.01 ("Entry into a Material Definitive Agreement"); Item 2.01 ("Completion of Acquisition or Disposition"); Item 3.02 ("Unregistered Sales of Equity Securities") Item 5.01 ("Changes in Control of Registrant"); Item 5.02 ("Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers"); Item 5.03 ("Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year"); Item 8.01 ("Other Events"); and Item 9.01 ("Financials Statements, Pro Forma Financial Information and Exhibits ") entitled Acquisition Agreement and Plan of Merger with Hydrogen Hybrid Technologies, Inc.

c)  Subsequent Report(s) on Form 8-K

The Company filed a Current Report dated April 12, 2007, pursuant to Item 8.01 ("Other Events"); entitled the spin off of the Company's subsidiary.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 Eaton Laboratories, Inc.
                                ------------------------
                                        Registrant

                                By: /s/ Ira Lyons
                                --------------------------------
                                 Name:  Ira Lyons
                                 Title: Preident/Director

Dated:  May 18, 2006
        ------------