Form 10QSB
period 2007-06-30
HYDROGEN HYBRID TECHNOLOGIES, INC.
filed 2007-08-21
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2007
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------

                       Commission file number:  333-76242

                       Hydrogen Hybrid Technologies, Inc.
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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of August 20, 2007: 129,071,362 shares common stock

Number of shares of preferred stock outstanding as of August 20, 2007:  None


Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................      3
          Balance Sheets (unaudited)...........................      4
          Statements of Operations (unaudited).................      5
          Statements of Stockholders Deficiency (unaudited)....     6-8
          Statements of Cash Flows (unaudited).................      9
          Notes to Financial Statements........................    10-11

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................     12

Item 3. Controls and Procedures................................     18


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................     19

Item 2.   Changes in Securities and Use of Proceeds............     19

Item 3.   Defaults upon Senior Securities......................     19

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................     19

Item 5.   Other Information.....................................    19

Item 6.   Exhibits and Reports on Form 8-K......................    20

Signatures......................................................    21

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended June 30, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended June 30, 2007, follow.

Hydrogen Hybrid Technologies Inc.
(A Development Stage Company)
Interim Balance Sheets
As at June 30, 2007 and September 30, 2006 (in US Dollars) (Unaudited)


Balance Sheets
                                              Jun. 30,        Sep. 30,
                                                2007            2006
-----------------------------------------------------------------------
Assets
Current
Cash                                         $        20      $ 1,026,571
Accounts Receivable (Note 5)                      92,491                -
Prepaid Deposits (Note 5)                        497,535                -
Notes receivable                                 335,887          302,672
-------------------------------------------------------------------------
                                                 925,933        1,329,243

Distribution Rights (Note 3)                   4,485,425        4,254,100
-------------------------------------------------------------------------
                                             $ 5,411,358      $ 5,583,343
=========================================================================


Liabilities
Current
Accounts payable and accrued liabilities     $    65,869     $  1,496,284
Notes Payable (Note 4)                       $   944,300
-------------------------------------------------------------------------
                                               1,010,169        1,496,284
=========================================================================

Stockholders' Equity

Capital Stock $0.001 par value, 129,071,362
 shares issued and outstanding(Note 4i)          129,071     $        82
Addition paid in Capital                       4,924,835
Special Warrants Subscribed (Note 4)                   -     $ 4,267,973
Deficit, accumulated during development         (932,768)    $  (180,114)
Accumulated Other Comprehensive Income           280,051     $      (882)
------------------------------------------------------------------------
                                               4,401,189       4,087,059
------------------------------------------------------------------------
                                             $ 5,411,358       5,583,343
========================================================================

Approved by the Board                                        Director
                               ----------------------------
                               "Ira Lyons"


              See accompanying notes to financial statements.

Hydrogen Hybrid Technologies Inc.
(A Development Stage Company)
Interim Statements of Operations
For the Three Months and Nine Months Ended June 30, 2007 and 2006
(in US Dollars) (Unaudited)
=============================================================================

Statement of Operations

                         Three Months Ending   Nine Months Ending
                               June 30,             June 30,       Cumulative
                         --------------------  ------------------     since
                             2007       2006       2007     2006    Inception
                         ----------  --------  ---------  -------- ------------
Revenue                  $   64,488  $      0   $ 74,727  $      0 $    74,727

Cost of Sales                48,384               48,384                48,384
------------------------------------------------------------------------------

Gross Profit                 16,104         -     26,343         -      26,343
------------------------------------------------------------------------------

Expenses:
   Consulting - Mgt.        297,027         -    377,793         -     395,615
   General and
     administrative         230,538       182    233,204       182     261,871
   Professional Fees         34,979    89,054     43,510    89,054     177,135
   Product Development      124,490              124,490               124,490
------------------------------------------------------------------------------
                            687,034    89,236    778,997    89,236     959,111

Net Loss                 $ (670,930) $(89,236) $(752,654) $(89,236) $ (932,768)
===============================================================================

Basic and fully diluted
 net loss per share      $  (0.0055) $(0.0030) $ (0.0066) $(0.0030)
===============================================================================

Shares used in computing
 basic and diluted net
 loss per share        121,647,855 109,873,750 113,838,282 109,873,750
===============================================================================


           See accompanying notes to financial statements.

Hydrogen Hybrid Technologies Inc.
(A Development Stage Company)
Interim Statements of Stockholders Deficiency
For the three months periods ended Jun. 30, 2007, Mar 31, 2007, Dec. 30, 2006, Fiscal 2006 and 2005 (in US Dollars)(Unaudited)
=============================================================================



Statements of Stockholders Deficiency



                     Stockholder's Deficiency
     ---------------------------------------------------------
       Common Stock                  Accumulated
     -----------------  Additional     Other
     Number of  No Par   Paid-In    Comprehensive  Accumulated  Comprehensive
       Shares   value    Capital    Income (Loss)    Deficit        (Loss)
-----------------------------------------------------------------------------
Balance
at
January 13,
2005
(date of
Incorporation)

Issuance
of Common
Stock for
Cash 30,000,000 $82.00
     ---------------------------------------------------------

Balance at
September 30,
2005 30,000,000 $82.00
     ---------------------------------------------------------









Foreign
exchange
translation
adjustments
for rate
changes                                      (882)              $       (882)

Net
Loss                                                  (180,114)     (180,114)
                                                                -------------

Comprehensive
Loss                                                            $   (180,996)
     ---------------------------------------------------------- -------------

Balance at
September 30,
2006 30,000,000 $82.00  $         - $        (882) $  (180,114)     (180,996)
     ---------------------------------------------------------- -------------

Foreign
exchange
translation
adjustments
for rate
changes                                  (128,889)              $   (128,889)

Net
Loss                                                   (78,130)      (78,130)
                                                                -------------

Comprehensive
Loss                                                            $   (207,019)
     ---------------------------------------------------------- -------------

Balance at
December 31,
2006 30,000,000 $   82  $         - $    (129,771) $  (258,244)     (388,015)
     ---------------------------------------------------------- -------------





Recapitalization
(Note 4)
     90,747,500  120,665  (120,665)

Foreign
exchange
translation
adjustments
for rate
changes                                     2,280               $      2,280


Net
Loss                                                    (3,594)       (3,594)
                                                                -------------

Comprehensive
Loss                                                            $     (1,314)
     ---------------------------------------------------------- -------------

Balance at
March 31,
2007
    120,747,500 $120,747 $ (120,665) $  (127,491)  $  (261,838)     (389,329)
    ----------------------------------------------------------- -------------

Issuance
of Common
Stock
for
Cash (Note
6)    8,323,862  8,324    5,045,500

Foreign
exchange
translation
adjustments
for rate
changes                                   407,542              $     407,542

Net
Loss                                                  (670,930)     (670,930)
                                                                -------------

Comprehensive
Loss                                                            $   (263,388)
     ---------------------------------------------------------- -------------

Balance at
June 30,
2007 129,071,362 $129,071 $4,924,835 $    280,051  $  (932,768)     (652,717)
     ---------------------------------------------------------- -------------

See accompanying notes to financial statements.

Hydrogen Hybrid Technologies Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
For the 9 months ended June 30, 2007 and 2006 (in US Dollars) (Unaudited)
=============================================================================

Statements of Cash Flows

                               9 months      9 months       Cumulative
                                ending        ending        Since
                              June 30, 2007 June 30, 2006   Inception
-----------------------------------------------------------------------
Cash flows from operating activities:
Net loss for the year         $ (752,654)   $ (89,236)     $  (932,768)
-----------------------------------------------------------------------

Changes in non-cash working capital items
 Notes receivable                (16,756)           -         (317,941)
 Accounts Receivable and
  Deposits                      (590,026)    (803,791)        (590,026)
 Accounts payable and accrued
  liabilities                 (1,477,489)       2,149            9,095
 Other assets                           -      (2,231)
-----------------------------------------------------------------------
                              (2,836,926)    (893,109)      (1,831,641)

Cash flows used in investing activities:
Increase in intellectual property
  & other assets                       -            -       (4,233,200)
-----------------------------------------------------------------------
                                       0            0       (4,233,200)

Cash flow from financing activities:
Note payable                     910,012                       910,012
Issuance of capital stock        642,262                       642,344
Issuance of share
  subscription agreements                   4,260,525        4,411,481
----------------------------------------------------------------------
                               1,552,274    4,260,525        5,963,837

Effect of foreign exchange
 rate changes                    258,100         (174)         101,023
----------------------------------------------------------------------
                               1,810,374    4,260,351        6,064,860

Increase (decrease) in cash
  and cash equivalents        (1,026,551)   3,367,242               20
Cash at beginning of period    1,026,571            0                0
----------------------------------------------------------------------
Cash at end of period        $        20   $3,367,242    $          20
======================================================================

Supplemental Disclosure:
Taxes paid                             -            -                -
Interest paid                          -            -                -

            See accompanying notes to financial statements.

Hydrogen Hybrid Technologies Inc.
(A Development Stage Company)
Notes to Financial Statements
Quarters Ended June 30, 2007 and 2006
(in US Dollars)(Unaudited)


Note 1.  Basis of Presentation

The accompanying interim financial statements of Hydrogen Hybrid Technologies Inc. (the "Company") are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial statements. Accordingly, they do not include certain disclosures normally included in annual financial statements prepared in accordance with such principles. These interim financial statements were prepared using the same accounting policies as outlined in note 2 to the annual financial statements for the year ended September 30, 2005 and 2006, and should be read in conjunction with the audited financial statements for the year ended September 30, 2005 and 2006.

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

Note 2.   Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. While, the Company has commenced its planned principal operations and it has generated some minor revenues, to date these are not sufficient to meet the companies requirements. In order to obtain the necessary capital, the Company is seeking equity and/or debt financing. The negative equity is the result of this activity and has been financed from the equity raised to date. If the financing does not provide sufficient cash, some of the Stockholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing, it would be unlikely for the Company to continue as a going concern.

Note 3.  Distribution Rights

On January 18, 2005, the Company entered into a Distribution Agreement with Canadian Hydrogen Energy Company, Ltd., a Canadian privately owned related company, controlled by the same Stockholders of the Company granting the Distribution Agreement. The Distribution Agreement includes the rights to sell and distribute on-board hydrogen generating and injections systems for the OEM, car and light truck markets globally. As compensation for the rights granted under this agreement the company has paid a total of $4,750,000 CDN ($4,485,425 US) in cash. The Company has yet to receive written authorization to begin full distribution of the Hydrogen Fuel Injection system, but has received authorization to release units to complete testing. During the quarter six units were sold on a test basis.

Hydrogen Hybrid Technologies Inc.
(A Development Stage Company)
Notes to Financial Statements
Quarters Ended June 30, 2007 and 2006
(in US Dollars)(Unaudited)


Note 4.  Special Warrant and Common Stock Subscriptions

During the quarter 100% of the outstanding warrants where exercised for common stock. The share certificates where distributed and subsequent to Q3 period end a formal registration statement was prepared and submitted to the Security Exchange Commission for all shares issued through this transaction.

Prior to the exercising of the warrants, the Company finalized negotiations with Rosseau Limited Partners, a Warrant Subscriber of HHT, that requesting return of funds invested. The resulting settlement has the company converting the subscription of 500,000 warrants for $1,000,000 CDN or $894,022 USD to accounts payable. Payment is to be made through equal monthly installments of $250,000 CDN beginning October 1, 2007 and concluding January 1, 2008. The transaction reduces the total warrants sold as of close of Q3 to a total of 2,489,450 units at a weighted average price of $1.77 for an aggregate of $4,411,563 USD.

(i)  During Q2, the company completed its reverse amalgamation with Eaton
     Laboratories      Inc..  Eaton Laboratories issued 49,500,000 shares
     for 100% of Hydrogen Hybrid Technologies Inc. shares outstanding as at March 30, 2007 and subsequently spun out the balance of its operations to another separate legal entity. The company also registered the name change to Hydrogen Hybrid Technologies Inc.
     and subsequent to Q3 a fiscal year end change to September 30, 2007. Additionally, per the terms and conditions of HHT's Special Warrants, it completed the conversion of the warrants to common stock. The total number of warrants converted to common stock was 2,489,450 for an aggregate of $4,411,563.
     Additionally, the company sold 427,756 common stock subscriptions for a total aggregate of $710,000 CDN or $642,262 USD. The common stock subscriptions were also converted to shares during the quarter.
     The combined value moved to common stock equates to $5,053,823 before foreign exchange translation adjustments.

Note 5.  Accounts Receivable and Prepaid Deposits

During the quarter, the company invoiced its first sales and is holding trade receivables of $65,012. The company has forwarded approximately $500,000 to Canadian Hydrogen Energy Company Limited (CHEC), the manufacturer of the Hydrogen Fuel Injection cell. These funds are to be used to convert additional inventory for distribution by HHT and to develop specific test units for the OEM market. The balance of the receivables roughly, $25,000 represents accrued subscriptions for 12,500 warrants and minor expense advances.

Note 6.  Subsequent Events

On July 23, 2007, the company filed a registration statement for a total of 8,323,862 common shares. These shares represent the total number of common shares sold directly through subscription of stock and special warrants.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS


On March 30, 2007, Hydrogen Hybrid Technologies, Inc., ("HYHY" or "the Company") a privately-held Canadian corporation, Eaton Laboratories, a Nevada corporation and Eaton Laboratories Acquisition Corporation, a Nevada corporation ("Merger Sub") entered into a Acquisition Agreement and Plan of Merger pursuant to which the Registrant, through its wholly-owned subsidiary, Merger Sub, acquired HYHY in exchange for 49,500,000 shares of the Registrant's unregistered common stock which were issued to the holders of HYHY stock. The transaction contemplated bythe Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

Pursuant to Rule 12g-3(g) of the General Rules and Regulations of the Securities and Exchange Commission, HYHY is the successor issuer to Eaton for reporting purposes under the Securities Exchange Act of 1934, as amended (the "Act"). The purpose of this transaction was for HYHY to succeed to the registration status of Eaton under the Exchange Act pursuant to Rule 12g-3. Pursuant to the Acquisition Agreement and Plan of Merger the
Articles and By-laws of Eaton become the Articles and By-Laws of the Surviving Corporation.


REGISTRANT'S BUSINESS
---------------------

Hydrogen Hybrid Technologies Inc. is engaged in the business of selling and distributing of on-board hydrogen generating and injections systems for the Original Equipment Manufacturer ("OEM"), car and light truck markets globally. HYHY has acquired the exclusive rights to market a proprietary patented technology from a related company. In addition it holds non-exclusive rights to distribute the product to other markets including the heavy goods vehicle market (Commercial Transport Fleets).

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

The HYHY technology differs from its competitors in that it focuses on delivering an engineering solution using these scientific principles that is reliable, efficient, and cost-effective. As an integral part of the research and development cycle, HYHY delivers an HFI solution geared toward a specific vertical market that has gone through an extensive field trial and testing verification stage.

Product Highlights
------------------

A number of the product highlights offered by HYHY's on-board hydrogen generating and injections systems include:

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

  o  Does not require additional power capabilities within current OEM vehicles

  o  Simple installation (many trained installers across N.A. - 4 hrs required)

  o  Leasing provides immediate positive cash flow for Heavy Vehicle Operators

  o  Product that reduces emissions while increasing cash flow


Business Strategy
-----------------

While the HFI technology is initially an after-market device, HYHY is actively seeking Original Equipment Manufacturers (OEM) during the development and testing phase to license the technology and incorporate it directly into their engineering cycle. Eventually, with exhaust water re-capture technology, the HFI system will be built seamlessly into internal combustion engines.

As HFI technology achieves greater acceptance and penetration in various markets, HYHY will continue to develop hydrogen solutions that meet ongoing public requirements of emission reductions and energy economies. The HFI system is positioned as a bridge technology to handle the transition to products that would, ultimately, allow our society to cease using hydrocarbon fuels. It is management's belief that the term "hybrid" could soon come to mean "hydrogen-hydrocarbon" technologies.

HYHY markets on-demand hydrogen-generating technology designed to increase the efficiency of virtually any combustion process. The technology is based on a patented Hydrogen Fuel Injection ("HFI") system, in which hydrogen and oxygen are generated on demand via electrolysis and then introduced into the combustion process. The HFI system draws power, 12V or 1 10V, and splits distilled water to produce hydrogen and oxygen; then both gases are injected directly into the air intake of the engine. In the engine, the hydrogen acts as an initiator to promote more complete combustion. By converting more chemical energy into mechanical energy, the engine operator is able to reduce fuel consumption, plus the more complete combustion dramatically lowers exhaust emissions (CO, PM, HC, NOx).


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

Results of Operations
---------------------

During the three month period ended June 30, 2007 the Company generated $64,488 in revenues versus no revenues for the same period last year. During the nine month period ended June 30, 2007, the Company generated $74,727 in revenues versus no revenues for the same period last year.

During the three months ended June 30, 2007, the Company had a net loss of $(670,930) or $(0.0055) and compared to a net loss of $(89,237) or $(0.0008)
for the same period last year. During the nine months ended June 30, 2007, the Company had a net loss of $(752,654) or $(0.0066) and compared to a net loss $(89,236) or $(0.0008) for the same period last year. These expenses represented consulting fees, general and administrative expenses and professional fees. The increased expenses represented the Company moving forward in executing its business plan. Since the Company's inception, the Company experienced a net lost $(932,768).


Liquidity and Capital Resources
-------------------------------

As of June 30, 2007, the Company's current liabilities exceeded its current assets by $ 84,236.

As of June 30, 2007, the Company has 129,018,862 shares of common stock issued and outstanding. An additional 52,500 are pending to be issued.

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

Market Information
------------------

On June 25, 2007 the Registrant changed its corporate name from Eaton Laboratories, Inc. to Hydrogen Hybrid Technologies, Inc. The Registrant's stock symbol on the OTC-Bulletin Board changed from ETLB to HYHY.

On June 25, 2007, the Registrant effectuated a two-for-one forward stock split.

(a) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(b) The Company did not repurchase any of its shares during the quarter covered by this report.

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

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company finalized negotiations with Rosseau Limited Partners, a Warrant Subscriber of HYHY, that requesting return of funds invested. The resulting settlement has the company converting the subscription of 500,000 warrants for $944,300 to a current liability with a payback schedule. The transaction reduces the total warrants sold as of close of Q3 to a total of 2,489,450 units at a weighted average price of $1.77 for an aggregate of $4,411,563.

ITEM 2.  Changes in Securities and Use of Proceeds

On June 25, 2007 the Registrant changed its corporate name from Eaton Laboratories, Inc. to Hydrogen Hybrid Technologies, Inc. The Registrant's stock symbol on the OTC-Bulletin Board changed from ETLB to HYHY.

On June 25, 2007, the Registrant increase the authorized capital of the Corporation from Eighty Million (80,000,000) to One Hundred Eighty Million (180,000,000) shares of common stock;

On June 25, 2007, the Registrant effectuated a two-for-one forward stock split.

Following the two-for-one forward stock split, 100% of the outstanding warrants where exercised for 7,468,350 shares of common stock. A further 855,512 shares were sold and issued through private placement.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

On June 4, 2007, the Registrant filed with the Commission a Definitive Information on Schedule 14c to:

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

The Company filed a Current Report dated June 26, 2007, pursuant to Item 5.03 ("Amendments to Articles of Incorporation or Bylaws"); Item 8.01 ("Other Events"); and Item 9.01 ("Exhibit"), entitled amended Articles concerning corporate name change.

c)  Subsequent Report(s) on Form 8-K

The Company filed a Current Report dated July 19, 2007, pursuant to Item 7.01. ("Regulation FD Disclosure"); Item 9.01 ("Exhibit") a press release regarding the appointment of a new Vice-President.

The Company filed a Current Report dated August 20, 2007, pursuant to Item 5.03 ("Change in Fiscal Year").

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            Hydrogen Hybrid Technologies, Inc.
                           -----------------------------------
                                        Registrant

                                By: /s/ Ira Lyons
                                --------------------------------
                                 Name:  Ira Lyons
                                 Title: Preident/Director

Dated:  August 20, 2007
        ---------------