Form 10KSB
period 2007-09-30
HYDROGEN HYBRID TECHNOLOGIES, INC.
filed 2008-01-09
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended September 30, 2007

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

State the issuer's income for its most recent fiscal year (ending September 30, 2007): $ 120,837.

The aggregate market value on January 7, 2008 of voting stock held by non-affiliates was $39,092,768.


Transitional Small Business Disclosure Format (Check one):

                                            Yes [ ]     No [X]

Number of shares of common stock outstanding as of January 7, 2008:
129,071,362 shares common stock

Number of shares of preferred stock outstanding as of January 7, 2008:  None

                                    CONTENTS

                                                                         PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................16
    Item 3.  Legal Proceedings.............................................16
    Item 4.  Submission of Matters to a Vote of Security Holders...........16

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......17
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....18
    Item 7.  Financial Statements..........................................21
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................22
    Item 8a. Controls and Procedures.......................................22


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................23
    Item 10. Executive Compensation........................................25
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................28
    Item 12. Certain Relationships and Related Transactions................29
    Item 13. Exhibits and Reports on Form 8-K..............................29
    Item 14. Principal Accountant Fees and Services........................31


SIGNATURES   ..............................................................32

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

Hydrogen Hybrid Technologies, Inc. ("HYHY" or "the Company") was incorporated under the laws of the State of Nevada on February 2, 2002, under the name Eaton Laboratories, Inc.

On March 30, 2007, Eaton Laboratories, a Nevada corporation, Eaton Laboratories Acquisition Corporation, a Nevada corporation ("Merger Sub") and Hydrogen Hybrid Technologies, Inc., a privately-held Canadian corporation, entered into a Acquisition Agreement and Plan of Merger pursuant to which the Registrant, through its wholly-owned subsidiary, Merger Sub, acquired Hydrogen Hybrid Technologies in exchange for 99,000,000 shares of the Registrant's common stock which were issued to the holders of Hydrogen Hybrid Technologies stock. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of
Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. Following the merger, the Hydrogen Hybrid Technologies shareholders owned approximately 82% of the Registrant's common stock outstanding as of March 30, 2007. This figure is based on the issuance of 99,000,000 common shares.

(b) Business of Issuer

(i)  Principal Products, Services and Principal Markets.

Hydrogen Hybrid Technologies' Business
--------------------------------------

Hydrogen Hybrid Technologies is engaged in the business of selling and distributing of on-board hydrogen generating and injections systems for the Original Equipment Manufacturer ("OEM"), car and light truck markets globally. HYHY has acquired the exclusive rights to market a proprietary patented technology from a related company. In addition it holds non-exclusive rights to distribute the product to other markets including the heavy goods vehicle market (Commercial Transport Fleets).

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

   o Does not require additional power capabilities within current OEM vehicles

   o Simple installation (many trained installers across N.A. - 4 hrs required)

   o  Leasing provides immediate positive cash flow for Heavy Vehicle
      Operators

   o  Product that reduces emissions while increasing cash flow


Business Strategy
-----------------

While the HFI technology is initially an after-market device, HYHY is actively seeking Original Equipment Manufacturers (OEM) during the development and testing phase to license the technology and incorporate it directly into their engineering cycle. Eventually, with exhaust water re-capture technology, the HFI system can be built seamlessly into internal combustion engines.

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

HYHY markets on-demand hydrogen-generating technology designed to increase the efficiency of virtually any combustion process. The technology is based on a patented Hydrogen Fuel Injection ("HFI") system, in which hydrogen and oxygen are generated on demand via electrolysis and then introduced into the combustion process. The HFI system draws power, 12V to 20V, and splits distilled water to produce hydrogen and oxygen; then both gases are injected directly into the air intake of the engine. In the engine, the hydrogen acts as an initiator to promote more complete combustion. By converting more chemical energy into mechanical energy, the engine operator is able to reduce fuel consumption, plus the more complete combustion dramatically lowers exhaust emissions (CO, PM, HC, NOx).


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

Competition
-----------

With the primary focus at HYHY being on the Heavy Goods Vehicle and light truck markets, the principle competition comes from manufacturers of "passive" emissions control technologies. There are a variety of advanced exhaust treatment products, including diesel particulate filters and diesel oxidation catalysts but, while they offer comparable emissions reductions to HFI, in every case they increase fuel consumption (by increasing back pressure on the engine) by an average of 3.5%-as contrast to the 10% fuel savings achieved by HFI. The existing market for these devices is literally billions of dollars, with companies such as Arvin Meritor, Johnson Matthey, and Delphi.

The credible competitor for HYHY is Hy-Drive. They market a product that is based on similar technology, but which is less sophisticated than HYHY HFI models and has only limited application on certain heavy-duty diesel engines. Their primary market is North America for long-haul trucking and above-ground mining equipment, they claim to have secured sales agents in the UK and Australia as well.

There is an extensive list of private companies attempting to develop technologies involving the addition of fractional amounts of hydrogen to fossil fuel engines. To date, none has reached the point of having any real presence in the marketplace.

Hythane Ltd. produces a gas that mixes hydrogen and natural gas before it is pumped into a vehicle gas tank; in other words, doing off-board what HYHY does on-board. With their system, there are the obvious issues related to the storage of large volumes of compressed gas, as well as the sourcing of large volumes of pure hydrogen.

Finally, there are manufacturers of very large electrolysers, used primarily to supply hydrogen for cooling turbines in electrical power generating stations. The two largest North American manufacturers are GE and Hydrogenics, and it is conceivable that after HYHY demonstrates the potential for smaller electrolysers, particularly in applications that have never utilized electrolysis previously, these companies might expand their product lines to include competition for the various HFI models.

Indirect Competition
--------------------

Indirect competition would include technologies such as fuel cells, battery-powered vehicles, hybrid vehicles, alternative fuels, and other emission reduction alternatives, such as diesel oxidation catalysts and diesel particulate filters. Of these, the only truly price-competitive products are the diesel particulate filters, but their use on HGVs while accomplishing the goal of reducing PM comes with the financial penalty of reducing fuel efficiency by 3.5 - 4% and does nothing to reduce CO2. Diesel oxidation catalysts, similarly, reduce engine efficiency, and the emissions benefits come with equipment costs on par with an HFI HT.

Hybrid vehicles are gaining customer acceptance, but are not, in fact, a competitor to the HFI system since the HFI system can be regarded as a complementary technology. "Hybrid" may soon refer to the hybrid of hydrogen-hydrocarbon, not gasoline-electric. Alternative fuels, such as ethanol, again can be seen as complementary technologies since the HFI device can be used in conjunction with them. As part of its long-term vision, HYHY plans to develop partnerships with companies in the bio-fuel industry to develop hydrogen blends that will make those fuels even cleaner and less expensive.

Battery-powered vehicles-which do not eliminate emissions, but merely displace them-are not a likely viable alternative, and all but a handful of niche manufacturers have ceased any development work in this field.

Distribution Rights
-------------------

On January 18, 2005, the Company entered into a Distribution Agreement with Canadian Hydrogen Energy Company, Ltd., a Canadian privately owned related company. The companies are related due to significant common ownership. The Distribution Agreement includes the rights to sell and distribute on-board hydrogen generating and injections systems for the OEM, car and light truck markets globally. As compensation for the rights granted under this agreement the Company has agreed to pay a total of $4,783,966 in cash. The Distribution Agreement provides the Company with the right to sell and distribute the product for 20 years beginning with receipt of authorization for full distribution. The Company will amortize the cost of the distribution rights over the 20 year period once authorization for full distribution is received. The Company has yet to receive written authorization to begin full distribution of the Hydrogen Fuel Injection system, but has received authorization to release units to complete testing. During the year ended September 30, 2007, six units were sold on a test basis.


RISK FACTORS
------------

                       Risks Relating to our Company

a) Hydrogen Hybrid Technologies, Inc. has a limited operating history in on-board hydrogen generating and injections systems, and therefore investors may not be able to evaluate an investment in our common stock.
------------------------------------------------------------------------------

Hydrogen Hybrid Technologies has a limited history of operations in on-board hydrogen generating and injections systems industry. An investment in Hydrogen Hybrid Technologies should be viewed in light of the risks and uncertainties inherently faced by a company in the early stages of development. There can be no assurance that Hydrogen Hybrid Technologies will achieve or sustain profitability or positive cash flows from operating activities in the future. Investors may lose their investment or the opportunity to profit from a developing business or be unable to correctly assess our ability to operate in our chosen industry.


b) If our business plan is not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.
----------------------------------------------------------------------------

As discussed in the Notes to Financial Statements included in this annual report, at September 30, 2007 we had no cash, accounts receivable of $46,732, current liabilities of accounts payable and accrued expenses of $1,100,886. In addition, we had revenues of $120,837 and a net loss from operations of $(1,139,364) for the twelve period ending September 30, 2007.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plan may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.


c)  We expect losses in the future because we have little revenue.
------------------------------------------------------------------

We have generated $120,837 in revenues against a loss from operations of $(1,139,364) for the fiscal year ending September 30, 2007. We are expecting losses over the next twelve (12) months since we have little revenues to offset the expenses associated in executing our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate significant revenues, we will not be able to earn profits or continue operations as a going concern. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.


d) We will require a substantial amount of additional capital to fully execute our business plan, and we are uncertain about the availability of such additional funds without which we may not be able to execute our business plan.
--------------------------------------------------------------------------

The business plan calls for the expenditure of substantial capital to finance development projects, finance a state-of-the-art testing facility, finance a manufacturing facility, and construct a production facility with capacity for future large scale on-board hydrogen generating and injections systems that we plan to sell. Hydrogen Hybrid Technologies will require additional capital to fund its expenditures, including business development, operating losses, and other cash needs to implement its market entry and cost reduction phases. Hydrogen Hybrid Technology has made an initial estimate of its capital needs for its market entry stage and believes it will need between $15-$45 million in additional capital. Furthermore, if Hydrogen Hybrid Technology decides to expand the business beyond what is currently planned; additional capital beyond what is anticipated in our current business plan will be required. Hydrogen Hybrid Technology plans in the future to seek portions of the required funding from commercial sales, existing state incentive programs for on-board hydrogen generating and injections systems. Although Hydrogen Hybrid Technology currently plans to obtain some of the required additional financing through the issuance of debt instruments, conditions and circumstances may change such that Hydrogen Hybrid Technology may decide to raise capital through the issuance of equity securities, which would result in dilution to existing shareholders.

Any such financing terms may be adverse to existing security holders of Hydrogen Hybrid Technology and could impose operational limitations on Hydrogen Hybrid Technology. There can be no assurance that such additional financing will be available to Hydrogen Hybrid Technology. Without the necessary funds, our business plan will have to be modified or may not be fully executed.


e) Hydrogen Hybrid Technologies relies on trade secret and similar means to protect much of its intellectual property which may not prove to be effective, with the effect of an impairment in our rights.
----------------------------------------------------------------------------

The Company relies on trade secret law, confidentiality agreements and physical security such as restricted access to protect much of its intellectual property. These means of protection may not be effective with the consequence that others may obtain knowledge of our intellectual property. To protect its rights that others learn illegally may require Hydrogen Hybrid Technologies to expend time and financial resources pursuing court actions. These actions are typically expensive and are not always conclusive in favor of the claimant. In addition, though we believe doing so would be difficult, it may be possible for third parties to reverse engineer its fuel cells through inspection and testing. Finally, although we are not aware, it is possible that third party patents may exist on which our technology may infringe. Our financial condition may be impaired in any such events, and it may lose its competitive position as a result.


f) If we are unable to obtain additional funding, our business operations will be harmed. Even if we do obtain additional financing our then existing shareholders may suffer substantial dilution.
----------------------------------------------------------------------------

We will require additional funds to market our services and pay the required fees to keep our company fully reporting and compliant with SEC rules and regulations. We need to address all necessary infrastructure concerns. We anticipate that we will require up to approximately $15-$45 million to fund our continued operations. Such funds may come from the sale of equity and/or debt securities and/or loans. It is possible that additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the company to become dormant. Any additional equity financing may involve substantial dilution to our then existing shareholders.

g) We have no experience manufacturing on-board hydrogen generating and injections systems, on a commercial basis which may result in delays in sales and result in additional development costs.
-----------------------------------------------------------------------------

We have no experience designing and manufacturing on-board hydrogen generating and injections systems, on a commercial basis. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capability and processes that will enable it to meet the production standards or production volumes necessary to successfully market its products. Even if we are successful in developing its manufacturing capability and processes, we do not know whether we will do so in time to meet its product commercialization schedule. Therefore, investors may lose the opportunity to profit from the development of our technology and business plan because there may be delays in sales, additional development costs and loss of market position.


h) Newer technologies could render our systems obsolete prior to commercialization, and therefore will cause us to curtail our current business plan and an impairment in an investment in our Company.
----------------------------------------------------------------------------

Our on-board hydrogen generating and injections systems are one of a number of energy products being developed today as supplements to reciprocating engines. Technological advances in alternative energy products, improvements in reciprocating engine/generator sets, and other fuel cell technologies may render our systems obsolete, therefore causing a diminished value of an investment in our Company.


i) We are subject to competition with traditional and other alternative energy systems, any of which could be determined better, more reliable or more cost efficient and any of which could reduce demand for our products.
---------------------------------------------------------------------------

Our success depends on our ability to compete with other energy systems providers. We are likely to face competition from existing energy systems providers, including combustion turbine manufacturers and the automobile industry, who may decide to sell to the same customers and/or to build expansions of their own power generating systems, and from equipment manufacturers and local contractors who typically build energy systems upon a customer's request and may decide to build excess power generating capacity which would compete with our products. Due to the highly competitive nature of the American, European and international energy industries, new companies may emerge in the future offering services and products similar to our products. Management believes that the liberalization of the energy market is likely to attract more competitors, such as companies offering traditional technology products like combustion turbines, internal combustion engines and others. , This intensifying competition could reduce the demand for our products.

j) We plan to operate and sell our products in various countries, we will be subject to varying degrees of regulation in each of the jurisdictions in which we operate.
---------------------------------------------------------------------------

There can be no assurance that regulatory, judicial and legislative changes will not have a material adverse effect on our operations. For example, regulators may raise material issues with regard to our compliance or non-compliance with applicable regulations or judicial decisions may impact on our operations, each of which could have a material adverse effect on our business, financial condition and results of operations because of added costs or as an impediment or barrier to marketing and sales.


k) Our success depends on our ability to hire and retain key personnel without which its ability to implement its business plan will be slowed.
------------------------------------------------------------------------

Our future success depends on the skills, experience and efforts of our officers and key technical and sales employees. Our success depends on our ability to attract, train and retain qualified engineering, technical, and sales personnel. Competition for personnel in these areas is intense and we may not be able to hire or retain the required personnel. Moreover, we may not be able to retain these employees. A failure to do so could have a material adverse effect on our business, financial condition and results of operations because without the right personnel, we will not be able to implement our business plan. We do not maintain key man insurance on any of its management or employees.


l) Our principal stockholders, and officers and directors own a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.
-----------------------------------------------------------------------------

Our officers and our principal stockholders, in the aggregate, beneficially own approximately or have the right to vote approximately 69% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval including:

1) election of our board of directors;

2) removal of any of our directors;

3) amendment of our Articles of Incorporation or bylaws; and

4) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, these two individuals have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.


                     Risks Relating To Our Common Shares
                     -----------------------------------

m) We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.
-----------------------------------------------------------------------------

Our Articles of Incorporation authorize the issuance of 180,000,000 shares of common stock and 20,000,000 preferred shares. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.


n) Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.
----------------------------------------------------------------------------

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.


o)   Even though our common stock is now listed on the OTC-Bulletin Board, the market price of the shares may fluctuate greatly, and investors in our the Company bear the risk that they will not recover their investment.
-------------------------------------------------------------------------------

Trading in our common stock has been minimal from time to time and may be subject to large price fluctuation. Therefore, there is no clearly established market for our shares at this time. The public market price is likely to be influenced by the price at which and the amount of shares the selling stockholders are attempting to sell at any point in time with the possible effect of limiting the trading price or lowering it to their offering price. Shares such as those of companies like ours are also subject to the activities of persons engaged in short selling the securities which have the effect of driving the price down. Therefore, the price of our common stock may fluctuate widely. A full and stable trading market for our common stock may never develop in which event; any holder of our shares may not be able to sell at the time he elects or at all.

p) Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.
-----------------------------------------------------------------------------

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.


q) We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.
---------------------------------------------------------------------------

Our articles of incorporation authorize us to issue up to 20,000,000 shares of preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.



2) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company relies on trade secret law, confidentiality agreements and physical security such as restricted access to protect much of its intellectual property.

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

3)  Employees

We have no full time employees at this time. All managerial functions including development, strategy, negotiations is being provided by our officers/directors.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 1845 Sandstone Manor Unit #11, Pickering, ON L1W3X9 Canada.

ITEM 3.  LEGAL PROCEEDINGS.

The Company finalized negotiations with Rosseau Limited Partners, a Warrant Subscriber of HHT, requesting return of funds invested. The resulting settlement has the Company converting the subscription of 500,000 warrants for approximately $1,007,151 to accounts payable. Payment is to be made through equal monthly installments of approximately $250,000 beginning October 1, 2007 and concluding January 1, 2008. The transaction reduces the total warrants sold as of September 30, 2007 to a total of 2,489,450 units at a weighted average price of $1.77 for an aggregate of approximately $4,474,844.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 30, 2007, the Company submitted to its majority of security holders to vote on the acquisition of Hydrogen Hybrid Technologies, Inc. The majority of shareholders approved the acquisition of Hydrogen Hybrid Technologies, Inc.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

HYHY Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: HYHY.

During the year ended September 30, 2007, the price of the common stock as reported and summarized by the OTC-BB was at a high of $7.25, and a low $0.97 bid. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

A limited market exists for the trading of the Company's common stock. During the year ending September 30, 2007, there has been limited trading activity in the Common Stock, however, there are no assurances this trading activity will continue in the future for the Common Stock.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) The Company did not repurchase any of its shares during the fiscal year covered by this report.


(ii) Dividends
--------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends.

(iii) Recent Sales of Unregistered Securities
---------------------------------------------

As of March 30, 2007, in connection with the Merger Agreement, the Registrant agreed to issue 99,000,000 shares of its unregistered common stock to HYHY shareholders.

We relied upon Section 4(2) of the Securities Act for the offer and sale. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

(iv)  Stock Splits
------------------

On June 26, 2007, the Company forward split its stock on a 2 for 1 basis.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

Hydrogen Hybrid Technologies is engaged in the business of selling and distributing of on-board hydrogen generating and injections systems for the Original Equipment Manufacturer ("OEM"), car and light truck markets globally. HYHY has acquired the exclusive rights to market a proprietary patented technology from a related company. In addition it holds non-exclusive rights to distribute the product to other markets including the heavy goods vehicle market.

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

The Company has generated $120,837 in revenues and a net loss of $(1,139,364) for the fiscal year ending September 30, 2007. The Company anticipates that it will continue to incur net losses for the next six to twelve months. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its business strategy. As of September 30, 2006, the Company had an accumulated deficit of $(1,319,478). The Company expects that its operating expenses will increase as it moves its business strategy forward.


(ii) Results of Operations
--------------------------
For its fiscal year ending September 30, 2007, the Company generated $120,837 in revenues. During the year ended September 30, 2007, the Company invoiced its first sales and is holding trade receivables of $46,732. During fiscal year ending September 30, 2007, the Company experienced a net loss from operations of $(1,139,364) or a loss (basic and diluted) per share of $(0.01) as compared to a net loss of $(180,114) or a loss basic and diluted) per share of $(0.01) for the same period last year. All of The bulk of the company's expenses represented management fees and general and administrative expenses. During the fiscal year ending September 30, 2007, the Company spent $182,131 on product development expenses, specifically related to the OEM market. Since inception, the Company has experienced a net loss from operations of $(1,319,478).

(iii) Liquidity and Capital Resources
-------------------------------------

As of September 30, 2007, the Company's current liabilities exceeded its current assets by $544,237.

During 2007, the Company completed a reverse merger with Eaton Laboratories Inc. Eaton Laboratories issued 99,000,000 shares for 100% of Hydrogen Hybrid Technologies Inc. shares outstanding as at September 30, 2007 and subsequently transferred the balance of its operations to separate legal entity. The Company also registered to change the Company's name to Hydrogen Hybrid Technologies Inc. and to change the Company's fiscal year end to September 30.

As of September 30, 2007, 100% of the outstanding warrants were exercised for common stock. The share certificates have been distributed and a formal registration statement was prepared and submitted to the Securities and Exchange Commission for all shares issued through this transaction.

Additionally, per the terms and conditions of HHT's Special Warrants, it completed the conversion of the warrants to common stock. The total number of warrants converted to common stock was 2,489,450 for an aggregate of $4,474,844.

Additionally, the Company sold 427,756 common stock subscriptions for a total aggregate of $620,922. The common stock subscriptions were also converted to shares during the year.

As of January 7, 2008, there are 129,071,362 common shares issued and outstanding.

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

Since the Company has limited financial resources, the officer/director and major shareholder has agreed to pay any necessary fees and expenses to keep the company operational and fully reporting without cost to the Company, he does not expect any reimbursement for these expenses.

ITEM 7.  FINANCIAL STATEMENTS.

                      Hydrogen Hybrid Technologies, Inc.
                                 Financials
                 September 30, 2007 and September 30, 2006



                               TABLE OF CONTENTS
                               -----------------


TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
Report of Independent Registered Public Accounting Firm            F-1
Balance Sheets                                                     F-2
Statements of Operations                                           F-3
Statement of Stockholders' Deficit                                 F-4-5
Statements of Cash Flows                                           F-6
Notes to Financial Statements                                      F-7-14


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          -------------------------------------------------------

To the Board of Directors
Hydrogen Hybrid Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Hydrogen Hybrid Technologies, Inc. (A Development Stage Company) as of September 30, 2007, and September 30, 2006, and the related statements of operations, stockholders' equity and cash flows through September 30, 2007, and Inception on January 13, 2005 through September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydrogen Hybrid
Technologies, Inc. (A Development Stage Company) as of September 30, 2007 and September 30, 2006, and the results of its operations and its cash flows through September 30, 2007, and Inception on January 13, 2005 through September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has accumulated a deficit of $1,319,478 as of September 30, 2007 and has not established a source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates Chartered
    Las Vegas, Nevada
    January 7, 2008

             2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                      (702) 253-7499 Fax (702) 253-7501

                   HYDROGEN HYBRID TECHNOLOGIES, INC.
                     (A Development Stage Company)
                             Balance Sheets



Balance Sheets

                                 ASSETS
                                 ------

                                               September 30,  September 30,
                                                   2007           2006
                                               -------------  -------------
CURRENT ASSETS

   Cash                                        $          -   $  1,026,571
   Accounts receivable                               46,732              -
   Prepaid deposits                                 509,917        302,672
                                               -------------  -------------

     Total Current Assets                           556,649      1,329,243
                                               -------------  -------------

DISTRIBUTION RIGHTS                               4,783,966      4,254,100
                                               -------------  -------------

     TOTAL ASSETS                              $  5,340,615   $  5,583,343
                                               =============  =============


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES

   Accounts payable and accrued expenses       $  1,100,886   $  1,496,284
                                               -------------  -------------

     Total Current Liabilities                    1,100,886      1,496,284
                                               -------------  -------------

STOCKHOLDERS' EQUITY

   Common shares; $0.001 par value,
     180,000,000 shares authorized; 129,071,362
     and 30,000,000 shares issued and
     outstanding, respectively                      129,071         30,000
   Additional paid-in capital                     4,966,777        (29,918)
   Special warrants subscribed                            -      4,267,973
   Accumulated deficit                           (1,319,478)      (180,114)
   Accumulated other comprehensive income           463,359           (882)
                                               -------------  -------------

     Total Stockholders' Equity                   4,239,729      4,087,059
                                               -------------  -------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                  $  5,340,615   $  5,583,343
                                               =============  =============

  The accompanying notes are an integral part of these financial statements.

                   HYDROGEN HYBRID TECHNOLOGIES, INC.
                     (A Development Stage Company)
                       Statements of Operations



Statements of Operations


                                                            From Inception
                                    For the Years Ended     on January 13,
                                       September 30,         2005, through
                                 --------------------------  September 30,
                                     2007          2006          2007
                                 ------------  ------------  -------------
REVENUES                         $   120,837   $         -   $    120,837
COST OF SALES                         72,368             -         72,368
                                 ------------  ------------  -------------
GROSS PROFIT                          48,469             -         48,469

OPERATING EXPENSES

   Management expenses               516,553        17,824        534,377
   General and administrative        400,736        18,070        418,806
   Professional fees                  88,413       133,623        222,036
   Product development               182,131        10,597        192,728
                                 ------------  ------------  -------------
     Total Operating Expenses      1,187,833       180,114      1,367,947

LOSS FROM OPERATIONS              (1,139,364)     (180,114)    (1,319,478)

INCOME TAX EXPENSE                         -             -              -
                                 ------------  ------------  -------------

NET LOSS                         $(1,139,364)  $  (180,114)  $ (1,319,478)
                                 ============  ============  =============

OTHER COMPREHENSIVE INCOME

   Gain (Loss) on foreign
    currency translation             464,241          (882)       463,359
                                 ------------  ------------  -------------

NET COMPREHENSIVE INCOME (LOSS)  $  (675,123)  $  (180,996)  $   (856,119)
                                 ============  ============  =============

BASIC LOSS PER SHARE             $     (0.01)  $     (0.01)
                                 ============  ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING            79,535,681    30,000,000
                                 ============  ============

  The accompanying notes are an integral part of these financial statements.

                   HYDROGEN HYBRID TECHNOLOGIES, INC.
                     (A Development Stage Company)
                   Statements of Stockholders' Equity


Statements of Stockholders' Equity

                                                       Deficit
                                         Accumulated Accumulated
              Common Stock    Additional    Other       During       Total
          --------------------  Paid-in Comprehensive Development   Members'
            Shares     Amount   Capital     (Loss)      Stage        Equity
          ----------- -------- ----------- -------- ------------ ------------
Balance,
January 13,
2005                - $      - $        -  $     -  $         -  $         -

Common
stock
issued
for cash   30,000,000   30,000    (29,918)                                82

Net loss
for the
year ended
September 30,
2005                -        -          -        -            -            -
          ----------- -------- ----------- -------- ------------ ------------

Balance,
September 30,
2005       30,000,000   30,000    (29,918)       -            -           82

Foreign
exchange
translation
adjustments
for rate
changes             -        -          -     (882)           -         (882)

Net loss for
the year
ended
September 30,
2006                -        -          -        -     (180,114)    (180,114)
          ----------- -------- ----------- -------- ------------ ------------

Balance,
September 30,
2006       30,000,000   30,000    (29,918)    (882)    (180,114)    (180,914)



                   HYDROGEN HYBRID TECHNOLOGIES, INC.
                     (A Development Stage Company)
                   Statements of Stockholders' Equity


                                                       Deficit
                                         Accumulated Accumulated
              Common Stock    Additional    Other       During       Total
          --------------------  Paid-in Comprehensive Development   Members'
            Shares     Amount   Capital     (Loss)      Stage        Equity
          ----------- -------- ----------- -------- ------------ ------------

Recapital-
ization    90,747,500   90,747    (90,747)       -            -            -

Common stock
issued for
cash        8,323,862    8,324  5,087,442        -            -    5,095,766

Foreign
exchange
translation
adjustments
for rate
changes                                    464,241            -      464,241

Net loss
for the
year ended
September 30,
2007                -        -          -        -   (1,139,364)  (1,139,364)
          ----------- -------- ----------- -------- ------------ ------------

Balance,
September 30,
2007      129,071,362 $129,071 $4,966,777  $463,359 $(1,319,478) $ 4,239,729
          =========== ======== =========== ======== ============ ============

  The accompanying notes are an integral part of these financial statements.

                   HYDROGEN HYBRID TECHNOLOGIES, INC.
                     (A Development Stage Company)
                       Statements of Cash Flows


Statements of Cash Flows

                                                            From Inception
                                    For the Years Ended     on January 13,
                                       September 30,         2005, through
                                 --------------------------  September 30,
                                     2007          2006          2007
                                 ------------  ------------  -------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

   Net income (loss)             $(1,139,364)  $  (180,114)  $ (1,319,478)
   Adjustments to reconcile net
    loss to net cash used by
    operating activities:
      Amortization expense                 -             -              -
   Changes in operating assets
    and liabilities:
      Changes in receivables
        and prepaid deposits        (253,977)     (302,672)      (556,649)
      Changes in accounts
        payable                   (1,402,549)    1,496,284         93,735
                                 ------------  ------------  -------------
        Net Cash Used by
         Operating Activities     (2,795,890)    1,013,498     (1,782,392)
                                 ------------  ------------  -------------

CASH FLOWS FROM
 INVESTING ACTIVITIES

   Increase in intellectual
    property and other assets       (529,866)   (4,254,100)    (4,783,966)
                                 ------------  ------------  -------------

     Net Cash Used by Investing
       Activities                   (529,866)   (4,254,100)    (4,783,966)
                                 ------------  ------------  -------------

CASH FLOWS FROM
 FINANCING ACTIVITIES

   Proceeds from notes payable     1,007,151             -      1,007,151
   Effect of foreign exchange
     rate changes                    464,241          (882)       463,359
   Issuance of common stock          827,793     4,268,055      5,095,848
                                 ------------  ------------  -------------

     Net Cash Provided by
       Financing Activities        2,299,185     4,267,173      6,566,358
                                 ------------  ------------  -------------

     NET DECREASE IN CASH         (1,026,571)    1,026,571              -

     CASH AT BEGINNING OF PERIOD   1,026,571             -              -
                                 ------------  ------------  -------------

     CASH AT END OF PERIOD       $         -   $ 1,026,571   $          -
                                 ============  ============  =============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

 CASH PAID FOR:

   Interest                      $         -   $         -   $          -
   Income taxes                  $         -   $         -   $          -

  The accompanying notes are an integral part of these financial statements.

                  HYDROGEN HYBRID TECHNOLOGIES, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                      September 30, 2007 and 2006


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
------------------

Hydrogen Hybrid Technologies, Inc. (the Company) was incorporated in the Province of Ontario, Canada on January 13, 2005. The Company is engaged in the development, manufacturing, and distribution of technologies aimed at increasing fuel efficiency and decreasing emissions of internal combustion engines. In March 2007, the Company entered into a plan of reorganization with Eaton Laboratories, Inc.,(Eaton) a Nevada corporation, whereby the Company became a wholly owned subsidiary of Eaton. The shareholders of the Company became the controlling shareholders of Eaton accordingly the transaction was accounted for as a recapitalization of the Company. Eaton's name was changed to Hydrogen Hybrid Technologies, Inc. Eaton is the surviving entity for legal purposes and the historical financial statements of the Company are the historical financial statements of the combined entity.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share
-----------------------------

Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2007 and 2006.

                  HYDROGEN HYBRID TECHNOLOGIES, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                      September 30, 2007 and 2006

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic (Loss) per Common Share (Continued)
-----------------------------------------

                                                   Basic (Loss)
                         (Loss)         Shares      Per Share
                       (Numerator)   (Denominator)    Amount
                       ------------  -------------  ------------
For the year ended
September 30, 2007     $(1,139,364)     79,535,681  $     (0.01)

For the year ended
September 30, 2006     $  (180,996)     30,000,000  $     (0.01)

Revenue Recognition
-------------------

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising Costs
-----------------

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of September 30, 2007 and 2006.

Cash and Cash Equivalents
-------------------------

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Income Taxes
------------

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 Requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company's predecessor operated as entity exempt from Federal and State income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                  HYDROGEN HYBRID TECHNOLOGIES, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                      September 30, 2007 and 2006


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)
------------------------

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate to net loss before provision for income taxes for the following reasons:

                                          September 30, 2007
                                          ------------------
Income tax expense at statutory rate      $         387,383
Common stock issued for services                        -0-
Valuation allowance                                (387,383)
                                          ------------------
Income tax expense per books              $             -0-
                                          ==================

Net deferred tax assets consist of the following components as of:

                                          September 30, 2007
NOL Carryover                             $         448,623
Valuation allowance                                (448,623)
                                          ------------------
Net deferred tax asset                    $             -0-
                                          ==================

Income Taxes (Continued)
------------------------

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Impairment of Long-Lived Assets
-------------------------------

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.

                  HYDROGEN HYBRID TECHNOLOGIES, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                      September 30, 2007 and 2006

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets (Continued)
-------------------------------------------

If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis
----------------

The basis is accounting principles generally accepted in the United States of America. The Company has adopted a September 30 fiscal year end.

Inventory
---------

The Company accounts for inventory of raw materials and finished goods on a cost basis. The inventory is maintained on a first in- first out (FIFO) basis.

Stock-based compensation
------------------------

As of September 30, 2007, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Recent Accounting Pronouncements
--------------------------------

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

                  HYDROGEN HYBRID TECHNOLOGIES, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                      September 30, 2007 and 2006


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities.

                  HYDROGEN HYBRID TECHNOLOGIES, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                      September 30, 2007 and 2006


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

Foreign Currency Translation Adjustment
---------------------------------------

The Company's uses the Canadian Dollar as its functional currency in recording its assets and liabilities which are translated to U.S. dollars based on the current exchange rate prevailing at each balance sheet date and any resulting translation adjustments are included in accumulated other comprehensive income (loss).

The Company's revenues and expenses are translated into U.S. dollars using the average exchange rates prevailing for each period presented.

2.  ACCOUNTS RECEIVABLE AND PREPAID DEPOSITS

During the year ended September 30, 2007, the Company invoiced its first sales and is holding trade receivables of $46,732. The accounts receivable are net of the allowance for doubtful accounts as of September 30, 2007 of $- 0-.

The Company has forwarded approximately $500,000 to Canadian Hydrogen Energy Company Limited (CHEC), the manufacturer of the Hydrogen Fuel Injection cell a Canadian privately owned related company, controlled by the same stockholders of the Company granting the Distribution Agreement. These funds are to be used to produce additional inventory for distribution by HHT and to develop specific test units for the OEM market.

                  HYDROGEN HYBRID TECHNOLOGIES, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                      September 30, 2007 and 2006


3.  DISTRIBUTION RIGHTS

On January 18, 2005, the Company entered into a Distribution Agreement with Canadian Hydrogen Energy Company, Ltd., a Canadian privately owned related company. The companies are related due to significant common ownership. The Distribution Agreement includes the rights to sell and distribute on-board hydrogen generating and injections systems for the OEM, car and light truck markets globally. As compensation for the rights granted under this agreement the Company has agreed to pay a total of $4,783,966 in cash. The Company owes approximately $1,000,000 under the terms of the Distribution Agreement as of September 30, 2007. The Distribution Agreement provides the Company with the right to sell and distribute the product for 20 years beginning with receipt of authorization for full distribution. The Company will amortize the cost of the distribution rights over the 20 year period once authorization for full distribution is received. The Company has yet to receive written authorization to begin full distribution of the Hydrogen Fuel Injection system, but has received authorization to release units to complete testing. During the year ended September 30, 2007, six units were sold on a test basis.


4.  EQUITY TRANSACTIONS

As of September 30, 2007, 100% of the outstanding warrants were exercised for common stock. The share certificates have been distributed and a formal registration statement was prepared and submitted to the Securities and Exchange Commission for all shares issued through this transaction.

Prior to the exercising of the warrants, the Company finalized negotiations with Rosseau Limited Partners, a Warrant Subscriber of HHT, requesting return of funds invested. The resulting settlement has the Company converting the subscription of 500,000 warrants for approximately $1,007,151 to accounts payable. Payment is to be made through equal monthly installments of approximately $250,000 beginning October 1, 2007 and concluding January 1, 2008. The transaction reduces the total warrants sold as of September 30, 2007 to a total of 2,489,450 units at a weighted average price of $1.77 for an aggregate of approximately $4,474,844.

During 2007, the Company completed a reverse merger with Eaton Laboratories Inc. Eaton Laboratories issued 99,000,000 shares for 100% of Hydrogen Hybrid Technologies Inc. shares outstanding as at September 30, 2007 and subsequently transferred the balance of its operations to separate legal entity. The Company also registered to change the Company's name to Hydrogen Hybrid Technologies Inc. and to change the Company's fiscal year end to September 30.

                  HYDROGEN HYBRID TECHNOLOGIES, INC.
                     (A Development Stage Company)
                     Notes to Financial Statements
                      September 30, 2007 and 2006

4.  EQUITY TRANSACTIONS  (Continued)

Additionally, per the terms and conditions of HHT's Special Warrants, it completed the conversion of the warrants to common stock. The total number of warrants converted to common stock was 2,489,450 for an aggregate of $4,474,844.

Additionally, the Company sold 427,756 common stock subscriptions for a total aggregate of $620,922. The common stock subscriptions were also converted to shares during the year.

5.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $1,319,478 as of September 30, 2007. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with accountants on accounting and financial disclosure.

Prior to the Company's reverse merger with Eaton Laboratories on March 30, 2007, Moore & Associates Chartered were the auditors for the Registrant. During the interim period March 31, 2007 through June 30, 2007, the Registrant employed the services of Schwartz Levitsky Feldman LLP, a Canadian audit firm to perform its reviews. Prior to the September 30, 2007 year end audit, the Registrant asked Moore & Associates Chartered to audit its financials since its inception. Therefore, Moore & Associates Chartered provided year-end audit for the Registrant.

The reports of the Registrant on the financial statements as of and for the fiscal year ended September 30, 2007, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Moore & Associates Chartered, issued an explanatory paragraph in its fiscal 2007 report as to the Registrant's ability to continue as a going concern.
ITEM 8a. CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A. The following table sets forth the current officers and directors of Hydrogen Hybrid Technologies, Inc.


Name              Age                 Position
-------------     ---                 --------------------------------
Ira Lyons         57                  President/Director
----------------------------------------------------------------------

Vice President - Market Development  November 1999 to Sept 2003
Exxecom Technologies / Xccept Systems

On a contract basis have been providing market development consulting services to an Internet integrator and e-business solution provider.

Vice President 1997 to November 1999
Northern Communications Group Inc.

An independent telephone directory publisher with complete in-house ad production and pagination capabilities, producing "the Gold Book" Telephone Directory

Executive Vice President & Chief Operating Officer, 1995-1997
ES-TX Distribution Inc.
Packard-Edison Computers Inc.
NetGlobe Access Centres

A vertically integrated computer hardware and software assembly, distribution and retailing group involved in the business

Senior Vice President, 1993-1995
AX.s Communications Group

A telecommunications group involved in the development of custom long-distance call costing systems

Partner, 1991-1993
The Rally Group

A Retail, Franchise and Marketing consulting group specializing in Franchise structuring and implementation.

President, 1987-1990
Wickets Tickets Inc.

A chain of retail ticketing establishments located in the TTC Subway system.

Executive Vice President, 1990-1991
Treats International Enterprises Inc.

Executive Vice President & General Manager, 1979-1987
Treats Inc.

One of Canada's largest specialty food franchises with 200+ locations across North America.

Vice President, Administration & Development, 1971-1979
Tiffany's Bakery Inc.

A Canadian owned, Toronto based, U.S. bakery chain that grew from a concept in 1971 to a 250+ store chain located in 43 states.

Education
---------

University of Toronto, Innis College Main Campus -1968 to 1970
U of T Extension, Business Administration & Accounting - 1974
OMBA, Mortgage Broker's License -1989
Seneca College, OREA Real Estate License -1993
W. Lyon McKenzie Secondary School - Graduated 1967


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other Hydrogen Hybrid Technologies, Inc. equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended September 30, 2007. HYHY intends to pay salaries when cash flow permits.



SUMMARY COMPENSATION TABLES
                         ----------------------------------------------------
                                        Annual Compensation
                         ----------------------------------------------------
     Name and                                          Other Annual
Principal Position  Year    Salary ($)     Bonus ($)   Compensation ($)
-----------------------------------------------------------------------------
Ira Lyons
    President      2007     -0-            -0-           -0-
                   2006     -0-            -0-           -0-

-----------------------------------------------------------------------------

Long Term Compensation Table


                       ------------------------------------------------------
                                        Long Term Compensation
                       ------------------------------------------------------
                                    Awards             Payouts
                       ------------------------------------------------------
                        Restricted Stock Securities      LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts   Compensation
     Position     Year              SARs(#)               ($)       ($)
-----------------------------------------------------------------------------
Ira Lyons
    President      2007    -0-           -0-                -0-      -0-
    Director       2006    -0-           -0-                -0-      -0-
-----------------------------------------------------------------------------

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

None.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of January 7, 2008, by each person known by Hydrogen Hybrid Technologies, Inc. to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

                                                       Amount
Title     Name and Address                             of shares    Percent
of        of Beneficial                                held by       of
Class     Owner of Shares                Position      Owner       Class(1)
----------------------------------------------------------------------------
Common     Ira Lyons(2)                  President       4,000,000       3.1%
Common     Frank Carino(3)               Shareholder    82,000,000      63.5%
Common     CHEC(4)                       Shareholder     4,000,000       3.1%
Common     HHT ESOP(5)                   Shareholder     9,000,000       6.9%
-----------------------------------------------------------------------------

All Executive Officers, Directors
as a Group  (1 persons)                                  4,000,000       3.1%

(1) The percentages listed in the percent of class column are based upon 129,071,362 issued and outstanding shares of Common Stock.
(2)  Ira Lyons, 1845 Sandstone Manor Unit #11, Pickering, ON  L1W3X9  Canada
(3)  Frank Carino, 1845 Sandstone Manor Unit #11, Pickering, ON  L1W3X9
     Canada
(4) Canadian Hydrogen Energy Company Ltd., 182 Wellington St. W, Bowmanville, Ontario L1C 1W3
(5)  HHT ESOP, 1845 Sandstone Manor Unit #11, Pickering, ON  L1W3X9  Canada

B.  Persons Sharing Ownership of Control of Shares

Frank Carino, individually, own shares the power to vote ten percent (10%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Preferred Stock

None issued.

E.  Parents of Issuer

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

On January 18, 2005, the Company entered into a Distribution Agreement with Canadian Hydrogen Energy Company, Ltd., a Canadian privately owned related company. The companies are related due to significant common ownership between Hydrogen Hybrid Technologies, Inc. and Canadian Hydrogen Energy Company, Ltd. The Distribution Agreement includes the rights to sell and distribute on-board hydrogen generating and injections systems for the OEM, car and light truck markets globally. As compensation for the rights granted under this agreement the Company has agreed to pay a total of $4,783,966 in cash. The Distribution Agreement provides the Company with the right to sell and distribute the product for 20 years beginning with receipt of authorization for full distribution. The Company has yet to receive written authorization to begin full distribution of the Hydrogen Fuel Injection system, but has received authorization to release units to complete testing. During the year ended September 30, 2007, six units were sold on a test basis.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

    23.1     Consent Letter of Moore & Associates, Chartered

    31.1 Certifications of the President/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS ON FORM 8-K

The Company filed a Current Report on April 4, 2007, pursuant to Item
1.01 ("Termination of a Material Definitive Agreement"); Item 2.01 ("Completion of Acquisition or Disposition"); Item 3.02 ("Unregistered Sales of Equity Securities"); Item 5.01 ("Changes in Control of Registrant"); Item
5.02 ("Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers"); Item 8.01 ("Other Events"); and Item
9.01 ("Financials Statements, Pro Forma Financial Information and Exhibits ") entitled the acquisition of Hydrogen Hybrid Technologies, Inc.

The Company filed a Current Report on April 17, 2007, pursuant to Item 8.01 ("Other Events") entitled stock dividend spin-off.

The Company filed a Current Report on June 28, 2007, pursuant to Item 5.03 ("Amendments to Articles of Incorporation or Bylaws"); Item 8.01 ("Other Events"); and Item 9.01 ("Exhibit") amended Articles for corporate name change.

The Company filed an amended Current Report on July 26, 2007, pursuant to
Item 7.01 ("Regulation FD Disclosure"); and Item 9.01 ("Exhibit") press release.

The Company filed a Current Report on August 20, 2007, pursuant to Item 5.03 ("Amendments to Articles of Incorporation or Bylaws"), change in fiscal year.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2007 and 2006 included in the Company's Form 10-KSB for fiscal 2007 and 2006 were approximately $15,000 and $3,500 respectfully.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2007 and 2006, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2007 and 2006 were $0 and $0, respectively.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                Hydrogen Hybrid Technologies, Inc.
                                ----------------------------------
                                            Registrant

                                By: /s/ Ira Lyons
                                ------------------------------------
                                 Name:  Ira Lyons
                                 Title: President and Director

Dated:  January 7, 2008
-----------------------