Form 10QSB
period 2007-12-31
HYDROGEN HYBRID TECHNOLOGIES, INC.
filed 2008-02-19
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended December 31, 2007
---------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of February 15, 2008:
129,071,362 shares common stock

Number of shares of preferred stock outstanding as of February 15, 2008:
None


Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................      3
          Report of Independent Registered Public Accounting Firm    4
          Balance Sheets (unaudited)...........................      5
          Statements of Operations (unaudited).................      6
          Statements of Stockholders' Equity (unaudited)....         7
          Statements of Cash Flows (unaudited).................      8
          Notes to Financial Statements........................      9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................     10

Item 3. Controls and Procedures................................     17


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................     18

Item 2.   Changes in Securities and Use of Proceeds............     18

Item 3.   Defaults upon Senior Securities......................     18

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................     18

Item 5.   Other Information.....................................    18

Item 6.   Exhibits and Reports on Form 8-K......................    18

Signatures......................................................    19

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended December 31, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended December 31, 2007, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


           Report of Independent Registered Public Accounting Firm
           -------------------------------------------------------

To the Board of Directors
Hydrogen Hybrid Technologies, Inc.
(A Development Stage Company)


We have reviewed the accompanying balance sheet of Hydrogen Hybrid Technologies, Inc. as of December 31, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Hydrogen Hybrid Technologies, Inc.

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


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    February 15, 2008

                      HYDROGEN HYBRID TECHNOLOGIES, INC.
                        (A Development Stage Company)
                               Balance Sheets


Balance Sheets

                                   ASSETS
                                   ------

                                                December 31,  September 30,
                                                    2007          2007
                                                ------------  -------------
                                                (Unaudited)
CURRENT ASSETS

  Cash                                          $       127   $          -
  Accounts receivable                               108,850         46,732
  Prepaid deposits                                  506,297        509,917
                                                ------------  -------------
     Total Current Assets                           615,274        556,649
                                                ------------  -------------

DISTRIBUTION RIGHTS                               4,750,000      4,783,966
                                                ------------  -------------

     TOTAL ASSETS                               $ 5,365,274   $  5,340,615
                                                ============  =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES

  Accounts payable and accrued expenses         $ 1,178,103   $  1,100,886
                                                ------------  -------------
     Total Current Liabilities                    1,178,103      1,100,886
                                                ------------  -------------

STOCKHOLDERS' EQUITY

  Common shares: $0.001 par value,
    180,000,000 shares authorized: 129,071,362
    shares issues and outstanding                   129,071        129,071
  Additional paid-in capital                      4,966,777      4,966,777
  Special warrants subscribed                             -              -
  Accumulated deficit                            (1,338,783)    (1,319,478)
  Accumulated other comprehensive income            430,106        463,359
                                                ------------  -------------
     Total Stockholders' Equity                   4,187,171      4,239,729
                                                ------------  -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 5,365,274   $  5,340,615
                                                ============  =============

  The accompanying notes are an integral part of these financial statements.

                       HYDROGEN HYBRID TECHNOLOGIES, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)


Statements of Operations

                                                               From Inception
                                   For the Three Months Ended  on January 13,
                                         December 31,          2005, Through
                                   --------------------------   December 31,
                                       2007          2006           2007
                                   ------------  ------------  --------------
                         REVENUES  $    68,980   $     5,192   $     189,817
                    COST OF SALES       46,848             -         119,216
                                   ------------  ------------  --------------
                     GROSS PROFIT       22,132         5,192          70,601

               OPERATING EXPENSES

              Management expenses            -        80,771         534,377
       General and administrative          573         2,551         419,379
                Professional fees       40,864             -         262,900
              Product development            -             -         192,728
                                   ------------  ------------  --------------

         Total Operating Expenses       41,437        83,322       1,409,384
                                   ------------  ------------  --------------

             LOSS FROM OPERATIONS      (19,305)      (78,130)     (1,338,783)

               INCOME TAX EXPENSE            -             -               -
                                   ------------  ------------  --------------

                         NET LOSS  $   (19,305)  $   (78,130)  $  (1,338,783)
                                   ============  ============  ==============

       OTHER COMPREHENSIVE INCOME

Gain (Loss) on foreign currency
  translation                          (33,253)            -         430,106
                                   ------------  ------------  --------------

  NET COMPREHENSIVE INCOME (LOSS)  $   (52,558)  $   (78,130)  $    (908,677)
                                   ============  ============  ==============

             BASIC LOSS PER SHARE  $     (0.00)  $     (0.00)
                                   ============  ============

          WEIGHTED AVERAGE NUMBER
            OF SHARES OUTSTANDING  129,071,362    60,373,750
                                   ============  ============

  The accompanying notes are an integral part of these financial statements.

                   HYDROGEN HYBRID TECHNOLOGIES, INC.
                     (A Development Stage Company)
                   Statements of Stockholders' Equity


Statements of Stockholders' Equity

                                                       Deficit
                                         Accumulated Accumulated
              Common Stock    Additional    Other       During       Total
          --------------------  Paid-in Comprehensive Development   Members'
            Shares     Amount   Capital     (Loss)      Stage        Equity
          ----------- -------- ----------- -------- ------------ ------------
Balance,
January 13,
2005                - $      - $        -  $     -  $         -  $         -

Common
stock
issued
for cash   30,000,000   30,000    (29,918)                                82

Net loss
for the
year ended
September 30,
2005                -        -          -        -            -            -
          ----------- -------- ----------- -------- ------------ ------------

Balance,
September 30,
2005       30,000,000   30,000    (29,918)       -            -           82

Foreign
exchange
translation
adjustments
for rate
changes             -        -          -     (882)           -         (882)

Net loss for
the year
ended
September 30,
2006                -        -          -        -     (180,114)    (180,114)
          ----------- -------- ----------- -------- ------------ ------------

Balance,
September 30,
2006       30,000,000   30,000    (29,918)    (882)    (180,114)    (180,914)

Recapital-
ization    90,747,500   90,747    (90,747)       -            -            -

Common stock
issued for
cash        8,323,862    8,324  5,087,442        -            -    5,095,766

Foreign
exchange
translation
adjustments
for rate
changes                                    464,241            -      464,241

Net loss
for the
year ended
September 30,
2007                -        -          -        -   (1,139,364)  (1,139,364)
          ----------- -------- ----------- -------- ------------ ------------

Balance,
September 30,
2007      129,071,362 $129,071 $4,966,777  $463,359 $(1,319,478) $ 4,239,729

Net loss
for the
three months
ended
December 31,
2007                -        -          -  (33,253)     (19,305)     (52,558)
          ----------- -------- ----------- -------- ------------ ------------

Balance,
December 31,
2007      129,071,362 $129,071 $4,966,777  $430,106 $(1,338,783) $ 4,187,171
          =========== ======== =========== ======== ============ ============

                       HYDROGEN HYBRID TECHNOLOGIES, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                 (Unaudited)


Statements of Cash Flows

                                                               From Inception
                                     For the Years Ended       on January 13,
                                         December 31,          2005, Through
                                   --------------------------   December 31,
                                       2007          2006           2007
                                   ------------  ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                         $   (19,305)  $   (78,130)  $  (1,338,783)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Amortization expense                     -             -               -
  Changes in operating assets
   and liabilities:
    Changes in receivables and
     prepaid deposits                  (68,365)       (5,915)       (625,014)
    Changes in accounts payable         91,550    (1,169,119)        185,285
                                   ------------  ------------  --------------
   Net Cash Used by Operating
    Activities                           3,880    (1,253,164)     (1,778,512)
                                   ------------  ------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Increase in intellectual property
   and other assets                          -             -      (4,783,966)
                                   ------------  ------------  --------------
   Net Cash Used by Investing
    Activities                               -             -      (4,783,966)
                                   ------------  ------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes payable           29,500             -       1,036,651
  Effect of foreign exchange
   rate changes                        (33,253)            -         430,106
  Issuance of common stock                   -       108,000       5,095,848
                                   ------------  ------------  --------------
   Net Cash Provided by Financing
    Activites                           (3,753)      108,000       6,562,605
                                   ------------  ------------  --------------

  NET DECREASE IN CASH                     127    (1,145,164)            127
  CASH AT BEGINNING OF PERIOD                -     1,146,238               -
                                   ------------  ------------  --------------
  CASH AT END OF PERIOD            $       127   $     1,074   $         127
                                   ============  ============  ==============

  The accompanying notes are an integral part of these financial statements.

                      HYDROGEN HYBRID TECHNOLOGIES, INC.
                 Notes to the Condensed Financial Statements
                   December 31, 2007 and September 30, 2007


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 audited financial statements. The results of operations for the periods ended December 31, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

REGISTRANT'S BUSINESS
---------------------

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


Distribution Rights
-------------------

On January 18, 2005, the Company entered into a Distribution Agreement with Canadian Hydrogen Energy Company, Ltd., a Canadian privately owned related company. The companies are related due to significant common ownership. The Distribution Agreement includes the rights to sell and distribute on-board hydrogen generating and injections systems for the OEM, car and light truck markets globally. As compensation for the rights granted under this agreement the Company has agreed to pay a total of $4,783,966 in cash. The Distribution Agreement provides the Company with the right to sell and distribute the product for 20 years beginning with receipt of authorization for full distribution. The Company will amortize the cost of the distribution rights over the 20 year period once authorization for full distribution is received. The Company has yet to receive written authorization to begin full distribution of the Hydrogen Fuel Injection system, but has received authorization to release units to complete testing. As of February 15, 2008, the Company currently has four units in field trail with the North Virginia Transit Authority, which was funded by the State.

Results of Operations
---------------------

During the three month period ended December 31, 2007 the Company generated $68,980 in revenues versus $5,192 in revenues for the same period last year. Cost of sales for the three month period ending December 31, 2007 was $46,848 or 67.6% of revenues

During the three months ended December 31, 2007, the Company had a net loss of $(19,305) and net comprehensive loss of $(52,558) after foreign currently translation as compared to a net loss of $(78,130) for the same period last year. These expenses represented general and administrative expenses of $573 and professional fees of $40,864. The decreased expenses to last year do not reflect any fees paid to management this year. Since the Company's inception, the Company experienced a net lost $(1,338,783).


Liquidity and Capital Resources
-------------------------------

As of December 31, 2007, the Company's current liabilities exceeded its current assets by $ 562,829.

As of December 31, 2007, the Company has 129,071,362 shares of common stock issued and outstanding.

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

Market Information
------------------

Hydrogen Hybrid Technologies, Inc. Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: HYHY. There has been a limited trading market in the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

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

None.

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


b)  Report(s) on Form 8-K

None filed during the quarter ending December 31, 2007.

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

Dated:  February 15, 2008
        -----------------