Form 10QSB
period 2008-03-31
HYDROGEN HYBRID TECHNOLOGIES, INC.
filed 2008-05-20
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2008
---------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of May 19, 2008:
129,071,362 shares common stock

Number of shares of preferred stock outstanding as of May 19, 2008:  None


Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................      3
          Balance Sheets (unaudited)...........................      4
          Statements of Operations (unaudited).................      5
          Statements of Stockholders' Equity (unaudited)....         6
          Statements of Cash Flows (unaudited).................      7
          Notes to Financial Statements........................      8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................      9

Item 3. Controls and Procedures................................     16


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................     17

Item 2.   Changes in Securities and Use of Proceeds............     17

Item 3.   Defaults upon Senior Securities......................     17

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................     17

Item 5.   Other Information.....................................    17

Item 6.   Exhibits and Reports on Form 8-K......................    17

Signatures......................................................    18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended March 31, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended March 31, 2008, follow.

                    HYDROGEN HYBRID TECHNOLOGIES, INC.

                             Balance Sheets

                                 ASSETS
                                 ------

                                              March 31,    September 30,
                                                2008            2007
                                            -------------  -------------
                                             (Unaudited)
CURRENT ASSETS

   Cash                                     $         63   $          -
   Accounts receivable                           110,940         46,732
   Prepaid deposits                              440,378        509,917
                                            -------------  -------------
     Total Current Assets                        551,381        556,649
                                            -------------  -------------
DISTRIBUTION RIGHTS                            4,642,299      4,783,966
                                            -------------  -------------
     TOTAL ASSETS                           $  5,193,680   $  5,340,615
                                            =============  =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES

   Accounts payable and accrued expenses    $  1,087,858   $  1,100,886
                                            -------------  -------------
     Total Current Liabilities                 1,087,858      1,100,886

STOCKHOLDERS' EQUITY

   Common shares: $0.001 par value,
     180,000,000 shares authorized:
     129,071,362 shares issued and
     outstanding, respectively                   129,071        129,071
   Additional paid-in capital                  4,966,777      4,966,777
   Accumulated deficit                        (1,324,917)    (1,319,478)
   Accumulated other comprehensive income        334,891        463,359
                                            -------------  -------------
     Total Stockholders' Equity                4,105,822      4,239,729
                                            -------------  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                $  5,193,680   $  5,340,615
                                            =============  =============

  The accompanying notes are an integral part of these financial statements.

                  HYDROGEN HYBRID TECHNOLOGIES, INC.


                       Statements of Operations
                             (Unaudited)

                      For the Three Months Ended   For the Six Months Ended
                               March 31,                   March 31,
                      --------------------------  --------------------------
                          2008          2007          2008          2007
                      ------------  ------------  ------------  ------------
REVENUES              $    68,145   $     5,047   $   137,125   $    10,239
COST OF SALES              45,632             -        92,480             -
                      ------------  ------------  ------------  ------------
GROSS PROFIT               22,513         5,047        44,645        10,239

OPERATING EXPENSES

  Management expenses           -            (6)            -        80,765
  General and
    administrative          2,569           115         3,142         2,666
  Professional fees         6,078         8,532        46,942         8,532
  Product development           -             -             -             -
                      ------------  ------------  ------------  ------------
   Total Operating
     Expenses               8,647         8,641        50,084        91,963
                      ------------  ------------  ------------  ------------
INCOME (LOSS) FROM
  OPERATIONS               13,866        (3,594)       (5,439)      (81,724)

INCOME TAX EXPENSE              -             -             -             -
                      ------------  ------------  ------------  ------------

NET INCOME (LOSS)          13,866        (3,594)       (5,439)      (81,724)
                      ============  ============  ============  ============

OTHER COMPREHENSIVE
  INCOME

  Gain (loss) on foreign
   currency translation   (95,215)            -      (128,468)            -
                      ------------  ------------  ------------  ------------

NET COMPREHENSIVE INCOME
  (LOSS)              $   (81,349)  $    (3,594)  $  (133,907)  $   (81,724)
                      ============  ============  ============  ============

BASIC INCOME (LOSS)
  PER SHARE           $      0.00   $     (0.00)  $     (0.00)  $     (0.00)
                      ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING         129,071,362    60,373,750   129,017,362    60,373,750
                      ============  ============  ============  ============

  The accompanying notes are an integral part of these financial statements.

                  HYDROGEN HYBRID TECHNOLOGIES, INC.


                  Statements of Stockholders' Equity
                             (unaudited)

                                                       Deficit
                                         Accumulated Accumulated
              Common Stock    Additional    Other       During       Total
          --------------------  Paid-in Comprehensive Development   Members'
            Shares     Amount   Capital     (Loss)      Stage        Equity
          ----------- -------- ----------- -------- ------------ ------------
Balance,
September 30,
2006       30,000,000   30,000    (29,918)    (882)    (180,114)    (180,914)

Recapital-
ization    90,747,500   90,747    (90,747)       -            -            -

Common stock
issued for
cash        8,323,862    8,324  5,087,442        -            -    5,095,766

Foreign
exchange
translation
adjustments
for rate
changes                                    464,241            -      464,241

Net loss
for the
year ended
September 30,
2007                -        -          -        -   (1,139,364)  (1,139,364)
          ----------- -------- ----------- -------- ------------ ------------

Balance,
September 30,
2007      129,071,362 $129,071 $4,966,777  $463,359 $(1,319,478) $ 4,239,729

Foreign
exchange
translation
adjustments
for rate
changes            -        -           -  (128,468)           -    (128,468)

Net loss for
the six months
ended
March 31,
2008               -        -           -        -       (5,439)      (5,439)
          ----------- -------- ----------- -------- ------------ ------------

Balance,
March 31,
2008      129,071,362 $129,071 $4,966,777  $334,891 $(1,324,917) $ 4,105,822
          =========== ======== =========== ======== ============ ============

  The accompanying notes are an integral part of these financial statements.

                  HYDROGEN HYBRID TECHNOLOGIES, INC.


                       Statements of Cash Flows
                             (Unaudited)

                                                 For the Six Months Ended
                                                         March 31,
                                                 --------------------------
                                                     2008          2007
                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                              $    (5,439)  $   (81,724)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Amortization expense                                 -             -
  Changes in operating assets and liabilities:
    Changes in accounts receivable                   (64,208)           91
    Changes in prepaid deposits                       69,539      (489,075)
    Changes in accounts payable and
      accrued liabilities                            (13,028)   (1,467,890)
                                                 ------------  ------------
      Net Cash Used by Operating Activities          (13,136)   (2,038,598)
                                                 ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of distribution rights                          -             -
                                                 ------------  ------------
     Net Cash Used by Investing Activities                 -             -
                                                 ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Effect of foreign exchange rate changes             13,199        18,495
  Issuance of common stock                                 -     1,037,612
                                                 ------------  ------------
     Net Cash Provided by Financing Activities        13,199     1,056,107
                                                 ------------  ------------

     NET DECREASE IN CASH                                 63      (982,491)

     CASH AT BEGINNING OF PERIOD                           -     1,026,571
                                                 ------------  ------------

     CASH AT END OF PERIOD                       $        63   $    44,080
                                                 ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  CASH PAID FOR:

    Interest                                     $         -   $         -
    Income taxes                                 $         -   $         -

  The accompanying notes are an integral part of these financial statements.

                    HYDROGEN HYBRID TECHNOLOGIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                  MARCH 31, 2008 AND SEPTEMBER 30, 2007


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.
It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 audited financial statements. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.


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

Results of Operations
---------------------

During the six month period ended March 31, 2008 the Company generated $137,125 in revenues versus $10,239 in revenues for the same period last year. During the three month period ended March 31, 2008 the Company generated $68,145 in revenues versus $5,057 in revenues for the same period last year. Cost of sales for the six month period ending March 31, 2008 was $92,480 or 67.4% of revenues

During the six months ended March 31, 2008, the Company had a net loss from operations of $(5,439) and net comprehensive loss of $(133,907) after foreign currently translation as compared to a net loss of $(81,724) for the same period last year. For the most recent three months ended March 31, 2008, the Company had a net income from operations of $13,866 and net comprehensive loss of $(81,349) after foreign currently translation as compared to a net loss from operations of $(3,594) for the same period last year. The Company's expenses for the six month period ended included general and administrative expenses of $3,142 and professional fees of $46,942 as compared to general and administrative expenses of $2,666 and professional fees of $8,532 for the same period last year.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2008, the Company's current liabilities exceeded its current assets by $ 536,477.

As of March 31, 2008, the Company has 129,071,362 shares of common stock issued and outstanding.

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

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company from time to time may be involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former shareholders of the Company are routine and incidental.

ITEM 2.  Changes in Securities and Use of Proceeds

None.


ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

On January 29, 2008, the Brisam Corporation Board of Directors, appointed Mr. Ira Lyons as member of the Board of Directors and the sole officer (president, secretary and treasurer) of Brisam Corporation. Mr. Lyons is currently a Director and Officer of Hydrogen Hybrid Technologies. For the past few years, Brisam has been an inactive corporation. Management believes that Mr. Lyons role with Brisam corporation does not create any conflict with Hydrogen Hybrid Technologies. If a specific business opportunity becomes available, Mr. Lyons may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.


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

b)  Report(s) on Form 8-K

None filed during the quarter ending March 31, 2008.

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

Dated:  May 19, 2008
        ------------