Form 10QSB
period 2008-06-30
HYDROGEN HYBRID TECHNOLOGIES, INC.
filed 2008-08-19
CIK 1163002

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2008
---------------------------------------------------------------------------

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

As of August 12, 2008, the registrant's outstanding common stock consisted of 89,071,362 shares, $0.001 par value.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended June 30, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended June 30, 2008, follow.

                    HYDROGEN HYBRID TECHNOLOGIES, INC.

                             Balance Sheets

                                 ASSETS
                                 ------

                                              June 30,    September 30,
                                                2008            2007
                                            -------------  -------------
                                             (Unaudited)
CURRENT ASSETS

   Cash                                     $        117   $          -
   Accounts receivable                           223,284         46,732
   Prepaid deposits                              462,292        509,917
                                            -------------  -------------
     Total Current Assets                        685,693        556,649
                                            -------------  -------------
DISTRIBUTION RIGHTS                            4,642,299      4,783,966
                                            -------------  -------------
     TOTAL ASSETS                           $  5,327,992   $  5,340,615
                                            =============  =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES

   Accounts payable and accrued expenses    $  1,238,658   $  1,100,886
                                            -------------  -------------
     Total Current Liabilities                 1,238,658      1,100,886

STOCKHOLDERS' EQUITY

   Common shares: $0.001 par value,
     180,000,000 shares authorized:
     89,071,362 and 129,071,362 shares issued
     and outstanding, respectively                89,071        129,071
   Additional paid-in capital                  5,006,777      4,966,777
   Accumulated deficit                        (1,341,915)    (1,319,478)
   Accumulated other comprehensive income        335,401        463,359
                                            -------------  -------------
     Total Stockholders' Equity                4,089,334      4,239,729
                                            -------------  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                $  5,327,992   $  5,340,615
                                            =============  =============

  The accompanying notes are an integral part of these financial statements.

                  HYDROGEN HYBRID TECHNOLOGIES, INC.


                       Statements of Operations
                             (Unaudited)

                      For the Three Months Ended   For the Nine Months Ended
                               June 30,                    June 30,
                      --------------------------  --------------------------
                          2008          2007          2008          2007
                      ------------  ------------  ------------  ------------
REVENUES              $    52,898   $    64,488   $   190,023   $    74,727
COST OF SALES              37,029        48,384       129,509        48,384
                      ------------  ------------  ------------  ------------
GROSS PROFIT               15,869        16,104        60,514        26,343

OPERATING EXPENSES

  Management expenses           -       297,027             -       377,793
  General and
    administrative            356       230,538         3,498       233,204
  Professional fees        32,511        34,979        79,453        43,510
  Product development           -       124,490             -       124,490
                      ------------  ------------  ------------  ------------
   Total Operating
     Expenses              32,867       687,034        82,951       778,997
                      ------------  ------------  ------------  ------------
INCOME (LOSS) FROM
  OPERATIONS              (16,998)     (670,930)      (22,437)     (752,654)

INCOME TAX EXPENSE              -             -             -             -
                      ------------  ------------  ------------  ------------

NET INCOME (LOSS)     $   (16,998)  $  (670,930)  $   (22,437)  $  (752,654)
                      ============  ============  ============  ============

OTHER COMPREHENSIVE
  INCOME

  Gain (loss) on foreign
   currency translation       510             -      (127,958)            -
                      ------------  ------------  ------------  ------------

NET COMPREHENSIVE INCOME
  (LOSS)              $   (16,488)  $  (670,930)  $  (150,395)  $  (752,654)
                      ============  ============  ============  ============

BASIC INCOME (LOSS)
  PER SHARE           $     (0.00)  $     (0.01)  $     (0.00)  $     (0.01)
                      ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER
  OF SHARES
  OUTSTANDING         109,071,362   121,647,855   115,684,029   113,838,282
                      ============  ============  ============  ============

  The accompanying notes are an integral part of these financial statements.

                  HYDROGEN HYBRID TECHNOLOGIES, INC.


                  Statements of Stockholders' Equity
                             (unaudited)

                                                       Deficit
                                         Accumulated Accumulated
              Common Stock    Additional    Other       During       Total
          --------------------  Paid-in Comprehensive Development   Members'
            Shares     Amount   Capital     (Loss)      Stage        Equity
          ----------- -------- ----------- -------- ------------ ------------
Balance,
September 30,
2006       30,000,000   30,000    (29,918)    (882)    (180,114)    (180,914)

Recapital-
ization    90,747,500   90,747    (90,747)       -            -            -

Common stock
issued for
cash        8,323,862    8,324  5,087,442        -            -    5,095,766

Foreign
exchange
translation
adjustments
for rate
changes                                    464,241            -      464,241

Net loss
for the
year ended
September 30,
2007                -        -          -        -   (1,139,364)  (1,139,364)
          ----------- -------- ----------- -------- ------------ ------------

Balance,
September 30,
2007      129,071,362 $129,071 $4,966,777  $463,359 $(1,319,478) $ 4,239,729

Shares
returned to
treasury and
cancelled (40,000,000) (40,000)    40,000         -           -            -

Foreign
exchange
translation
adjustments
for rate
changes            -        -           -  (127,958)           -    (127,958)

Net loss for
the nine months
ended
June 30,
2008               -        -           -        -      (22,437)     (22,437)
          ----------- -------- ----------- -------- ------------ ------------

Balance,
June 30,
2008       89,071,362 $ 89,071 $5,006,777  $335,401 $(1,341,915) $ 4,089,334
          =========== ======== =========== ======== ============ ============

  The accompanying notes are an integral part of these financial statements.

                  HYDROGEN HYBRID TECHNOLOGIES, INC.


                       Statements of Cash Flows
                             (Unaudited)

                                                 For the Nine Months Ended
                                                         June 30,
                                                 --------------------------
                                                     2008          2007
                                                 ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                              $   (22,437)  $  (752,654)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Amortization expense                                 -             -
  Changes in operating assets and liabilities:
    Changes in accounts receivable                  (176,552)      (16,756)
    Changes in prepaid deposits                       47,625      (590,026)
    Changes in accounts payable and
      accrued liabilities                            137,772    (1,477,489)
                                                 ------------  ------------
      Net Cash Used by Operating Activities          (13,592)   (2,836,925)
                                                 ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of distribution rights                          -             -
                                                 ------------  ------------
     Net Cash Used by Investing Activities                 -             -
                                                 ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Effect of foreign exchange rate changes             13,709       258,100
  Issuance of common stock                                 -     1,552,274
                                                 ------------  ------------
     Net Cash Provided by Financing Activities        13,709     1,810,374
                                                 ------------  ------------

     NET DECREASE IN CASH                                117    (1,026,551)

     CASH AT BEGINNING OF PERIOD                           -     1,026,571
                                                 ------------  ------------

     CASH AT END OF PERIOD                       $       117   $        20
                                                 ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  CASH PAID FOR:

    Interest                                     $         -   $         -
                                                 ============  ============
    Income taxes                                 $         -   $         -
                                                 ============  ============


  The accompanying notes are an integral part of these financial statements.

                    HYDROGEN HYBRID TECHNOLOGIES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 2008 AND SEPTEMBER 30, 2007


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.
It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.


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

Results of Operations
---------------------

During the nine month period ended June 30, 2008 the Company generated $190,023 in revenues versus $74,727 in revenues for the same period last year. During the three month period ended June 30, 2008 the Company generated $52,898 in revenues versus $64,488 in revenues for the same period last year. Cost of sales for the nine month period ending June 30, 2008 was $129,509 or 68.1% of revenues as compared to 64.7% for the same period last year. For the nine month period ending June 30, 2008, the Company had a basic income
(loss) per share of $(0.00) as compared to $(0.01) for the same period last year.

During the nine months ended June 30, 2008, the Company had a net loss from operations of $(22,437) and net comprehensive loss of $(150,395) after foreign currently translation as compared to a net loss of $(752,654) and net comprehensive loss of $(752,542) after foreign currently translation for the same period last year. For the most recent three months ended June 30, 2008, the Company had a net loss from operations of $(16,998) and net comprehensive loss of $(16,488) after foreign currently translation as compared to a net loss from operations of $(670,930) and net comprehensive loss of $(670,930) after foreign currently translation for the same period last year. The Company's expenses for the nine month period ended included general and administrative expenses of $3,498 and professional fees of $79,453 as compared to general and administrative expenses of $233,204 and professional fees of $43,510 for the same period last year.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2008, the Company's current liabilities exceeded its current assets by $ 552,965.

As of June 30, 2008, the Company has 129,071,362 shares of common stock issued and outstanding.

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

Market Information
------------------

Hydrogen Hybrid Technologies, Inc. Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: HYHY. There has been a trading market in the Company's stock. There are no assurances that a trading market will continue for the Company's stock.

(a) The Company did not repurchase any of its shares during the quarter covered by this report.

(b) The largest shareholder of the Company did return 40,000,000 to the Corporate Treasury for cancellation during the Quarter ended June 30, 2008.

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

ITEM 2.  Changes in Securities and Use of Proceeds

On June 23, 2008, the Company's largest shareholder, Mr. Frank Carino, returned to the Corporate Treasury 40,000,000 shares of it common stock, $0.001 par value per share for cancellation. Following the cancellation of these shares, the Company will have 89,071,362 common shares issued and outstanding. See Form 8-K filed on June 23, 2008.


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

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Report(s) on Form 8-K

The Company filed a Current Report on June 23, 2008, pursuant to Item 8.01 ("Other Events") entitled cancellation of 40,000,000 common shares.

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

                            Hydrogen Hybrid Technologies, Inc.
                           -----------------------------------
                                        Registrant

                                By: /s/ Ira Lyons
                                --------------------------------
                                 Name:  Ira Lyons
                                 Title: President/Director

Dated:  August 18, 2008
        ---------------