Form 10-K
period 2008-09-30
HYDROGEN HYBRID TECHNOLOGIES, INC.
filed 2009-01-13
CIK 1163002

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended September 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number:  333-76242

                       Hydrogen Hybrid Technologies, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                     45-0487463
    ------------------------                      ------------------------
    (State of incorporation)                      (I.R.S. Employer ID No.)

         1845 Sandstone Manor Unit #11, Pickering, ON  L1W3X9  Canada
         ------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (416) 303-9499

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         [ ] Large accelerated filer      [ ] Accelerated filer
         [ ] Non-accelerated filer        [X] Smaller reporting company
         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at January 10, 2009, computed by reference to the $0.05 per-share price quoted on the OTC-BB was $1,970,303.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of January 10, 2009, the registrant's outstanding common stock consisted of 89,071,362 shares, $0.001 Par Value. Authorized - 180,000,000 common voting shares.


DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX


         Title                                                             Page

ITEM 1.  BUSINESS                                                            5

ITEM 2.  PROPERTIES                                                         19

ITEM 3.  LEGAL PROCEEDINGS                                                  19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                19

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           20

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                            21
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        26

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                   27
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                            27

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE             30

ITEM 11. EXECUTIVE COMPENSATION                                             34

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                   35
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     37
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                             38

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                            39

                            FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o inability to raise additional financing for working capital and product development;

o inability to design and produce on-board hydrogen generating and injections systems;

o deterioration in general or regional economic, market and the price of energy;

o the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o  inability to efficiently manage our operations;

o  inability to achieve future operating results;

o  our ability to recruit and hire key employees;

o the inability of management to effectively implement our strategies and business plans; and

o  the other risks and uncertainties detailed in this report.

In this form 10-K references to "Hydrogen Hybrid Technologies", "the Company", "HYHY," "we," "us," and "our" refer to Hydrogen Hybrid Technologies, Inc.

                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Hydrogen Hybrid Technologies, Inc., 1845 Sandstone Manor Unit #11, Pickering, ON L1W3X9 Canada.

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

Hydrogen Hybrid Technologies, Inc. ("HYHY" or "the Company") was incorporated under the laws of the State of Nevada on February 2, 2002, under the name Eaton Laboratories, Inc.

Our Business
------------

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

Distribution Rights
-------------------

On January 18, 2005, the Company entered into a Distribution Agreement with Canadian Hydrogen Energy Company, Ltd., a Canadian privately owned related company. The companies are related due to significant common ownership. The Distribution Agreement includes the rights to sell and distribute on-board hydrogen generating and injections systems for the OEM, car and light truck markets globally. As compensation for the rights granted under this agreement the Company has agreed to pay a total of $4,783,966 in cash. The Company owes approximately $1,000,000 under the terms of the Distribution Agreement as of September 30, 2007. The Distribution Agreement provides the Company with the right to sell and distribute the product for 20 years beginning with receipt of authorization for full distribution. During the year ended September 30, 2008, the Company began amortizing the cost of the distribution rights over the remaining 19 year term of the distribution rights.


Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

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


Research and Development Activities and Costs

We incurred $983 and $182,131 in research and development activities for the periods ended September 30, 2008 and 2007, respectively.

Compliance With Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business. In our industry, environmental laws are anticipated to apply directly to the owners and operators of companies. They do not apply to companies or individuals providing consulting services, unless they have been engaged to consult on environmental matters. We are not planning to provide environmental consulting services.


Employees
---------

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical work is being provided by our officer/director.

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

Item 1A. Risk Factors.


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


B) IF OUR BUSINESS PLAN IS NOT SUCCESSFUL, WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.
----------------------------------------------------------------------------

As discussed in the Financial Statements included in this annual report, at September 30, 2008 we had $812 in cash, no accounts receivable, prepaid expenses of $24,568 and current liabilities of accounts payable and accrued expenses of $1,397,651. In addition, we had revenues of $291,196 and a net loss from operations of $(3,062,579) for the twelve period ending
September 30, 2008.

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

C)  WE EXPECT LOSSES IN THE FUTURE BECAUSE WE DO NOT HAVE SIGNIFICANT REVENUES.
-------------------------------------------------------------------------------

We have generated $291,196 in revenues against a loss from operations of $(3,062,579) for the fiscal year ending September 30, 2007. We are expecting losses over the next twelve (12) months since we have little revenues to offset the expenses associated in executing our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate significant revenues, we will not be able to earn profits or continue operations as a going concern. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.


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

K) A SUBSTANTIAL OR EXTENDED DECLINE IN CRUDE OIL PRICES, WOULD REDUCE OUR OPERATING RESULTS AND CASH FLOWS, AND COULD IMPACT OUR FUTURE RATE OF GROWTH AND THE CARRYING VALUE OF OUR ASSETS.
----------------------------------------------------------------------------

Prices for crude oil fluctuate widely. Our revenues, operating results and future rate of growth are dependent on the gas prices our customers pay. Our product helps reduce the gas consumption in vehicles. When gas prices are high most likely demand for products will increase, and when gas prices are low most likely demand for products will decrease. Historically, the markets for crude oil, have been volatile and may continue to be volatile in the future. The factors influencing the prices of crude oil, are beyond our control. The long-term effects of these and other conditions on the prices of crude oil are uncertain.

L) OUR SUCCESS DEPENDS ON OUR ABILITY TO HIRE AND RETAIN KEY PERSONNEL WITHOUT WHICH ITS ABILITY TO IMPLEMENT ITS BUSINESS PLAN WILL BE SLOWED.
------------------------------------------------------------------------

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

M) OUR PRINCIPAL STOCKHOLDERS, AND OFFICERS AND DIRECTORS OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT, WHICH COULD RESULT IN DECISIONS ADVERSE TO OUR GENERAL SHAREHOLDERS.
-----------------------------------------------------------------------------

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


                     Risks Relating To Our Common Shares
                     -----------------------------------

N) WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE.
-----------------------------------------------------------------------------

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

O) OUR COMMON SHARES ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.
----------------------------------------------------------------------------

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

P)   EVEN THOUGH OUR COMMON STOCK IS LISTED ON THE OTC-BULLETIN BOARD,
THE MARKET PRICE OF THE SHARES MAY FLUCTUATE GREATLY, AND INVESTORS IN OUR COMPANY BEAR THE RISK THAT THEY WILL NOT RECOVER THEIR INVESTMENT.
-------------------------------------------------------------------------------

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


Q) BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.
-----------------------------------------------------------------------------

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.


R) WE MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT YOUR RIGHTS AS HOLDERS OF OUR COMMON STOCK.
---------------------------------------------------------------------------

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

Item 1B. Unresolved Staff Comments.

Management is in the process of responding to SEC comment letters concerning its accounting practices. There are outstanding questions which have not been resolved to the satisfaction of the SEC Staff.

Item 2. Properties.

Our corporate headquarters are located at 1845 Sandstone Manor Unit #11, Pickering, ON L1W3X9 Canada. Hydrogen Hybrid does not own any real property or any rights to acquire any real property.


Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.


Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the past fiscal year.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Hydrogen Hybrid Technologies, Inc. Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: HYHY. The stock was cleared for trading on the OTC-Bulletin Board on July 19, 2006.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the NASD Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


FISCAL 2008                                  HIGH              LOW
--------------------------------             ----              ----

Quarter ended December 31, 2007              5.20              1.21
Quarter Ended March 31, 2008                 2.00              0.10
Quarter Ended June 30, 2008                  2.70              0.28
Quarter Ended September 30, 2008             2.08              0.37


FISCAL 2007                                  HIGH              LOW
--------------------------------             ----              ----

Quarter ended December 31, 2006              0.37              0.30
Quarter Ended March 31, 2007                 0.50              0.50
Quarter Ended June 30, 2007                  1.60              0.75
Quarter Ended September 30, 2007             7.25              0.97



(b) Holders of Common Stock

As of January 10, 2009, there were approximately two hundred nine (209) holders of record of our Common Stock and 89,071,362 shares issued and outstanding.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.


(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

Recent Sales of Unregistered Securities

The Company did not issue any shares of its common or preferred stock during the fiscal year ending September 30, 2008.


Issuer Purchases of Equity Securities

On June 23, 2008, Mr. Frank Carino, the Company's largest shareholder, returned to the corporate treasury 40,000,000 shares of his common stock, $0.001 par value per share. These shares were subsequently cancelled by the Company.

The Company did not repurchase any of its equity securities during the years ended September 30, 2008 or 2007.


Item 6. Selected Financial Data.

Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

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

The Company has generated $291,196 in revenues and a net loss of $(3,062,579) for the fiscal year ending September 30, 2008. The Company anticipates that it will continue to incur net losses for the twelve months, especially in an environment with lower fuel costs. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its business strategy. As of September 30, 2008, the Company had an accumulated deficit of $(3,160,102). The bulk of this accumulated deficit came from the a 2,041,943 asset impairment. The Company expects that its operating expenses will increase as it moves its business strategy forward.


Results of Operations for the year ended September 30, 2008
-----------------------------------------------------------

For its fiscal year ending September 30, 2008, the Company generated $291,196 in revenues as compared to . During the year ended September 30, 2008, the Company invoiced $120,837 for the same period last year. During fiscal year ending September 30, 2008, the Company experienced a net loss from operations of $(3,062,579) or a loss (basic and diluted) per share of $(0.03) as compared to a net loss of $(1,139,364) or a loss basic and diluted) per share of $(0.01) for the same period last year. The company's operating expenses for the fiscal year ending September 30, 2008 was $3,191,913 which consists of $2,041,943 as an asset impairment related to the distribution rights. Since inception, the Company has experienced a net loss from operations of $(3,062,579). This compares to $(1,187,833) in operating expenses for the same period last year.

In our September 30, 2008 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues
--------

For the fiscal year ending September 30. 2008, the Company generated $291,196 in revenues as compared to $120,837 for the same period last year. Cost of goods for the fiscal year ending September 30, 2008 was $161,862 or 55 percent of sales as compared to $72,368 or 60 percent of sales for the same period last year.


Going Concern
-------------

The financial conditions evidenced by the accompanying financial statements raise substantial doubt as to our ability to continue as a going concern. Our plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

The Company designs and produces on-board hydrogen generating and injections systems for the Original Equipment Manufacturer, car and light truck markets globally. For the fiscal year ending September 30, 2008, the company spent $983 in product development as compared to $182,131 for the same period last year. Management believes that they have developed their fuel injection systems. Management does not anticipate expending additional funds on product research and development at this time.


Expected purchase or sale of plant and significant equipment
------------------------------------------------------------

The Company does not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by the Company at this time.

Significant changes in the number of employees
----------------------------------------------

As of September 30, 2008, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of September 30, 2008 reflects current assets of $25,380 and $1,397,651 in current liabilities. This compares to current assets of $556,649 and $1,100,886 in current liabilities for as of September 30, 2007.

Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital and we would have to issue debt or equity or enter into a strategic arrangement with a third party. We intend to try and raise capital through a private offering. There can be no assurance that additional capital will be available to us and there can be no assurance that our shares will be quoted on the Over the Counter Bulletin Board. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.


Future Financings
-----------------

Hydrogen Hybrid Technology has made an initial estimate of its capital needs for its market entry stage and believes it will need between $15-$45 million in additional capital. Furthermore, if Hydrogen Hybrid Technology decides to expand the business beyond what is currently planned; additional capital beyond what is anticipated in our current business plan will be required.

We anticipate the sale of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our exploration and development activities.


Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectibility is reasonably assured.

New Accounting Standards
------------------------

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, ("SFAS 157"). SFAS 157 provides a framework for measuring fair value when such measurements are used for accounting purposes. The framework focuses on an exit price in the principal (or, alternatively, the most advantageous) market accessible in an orderly transaction between willing market participants. SFAS 157 establishes a three-tiered fair value hierarchy with Level 1 representing quoted prices for identical assets or liabilities in an active market and Level 3 representing estimated values based on unobservable inputs. Under SFAS 157, related disclosures are segregated for assets and liabilities measured at fair value based on the level used within the hierarchy to determine their fair values.
We anticipate adopting SFAS 157 on its effective date of January 1, 2008 and the financial impact, if any, upon adoption has not yet been determined.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, ("SFAS 159"). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities on an individual contract basis at the time of acquisition or at a remeasurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. We anticipate adopting SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008, but have not yet determined the financial impact, if any, upon adoption.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.


Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4
Statements of Cash Flows                                           F-5
Notes to Financials                                                F-6


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------

To the Board of Directors
Hydrogen Hybrid Technologies, Inc.

We have audited the accompanying balance sheets of Hydrogen Hybrid Technologies, Inc. as of September 30, 2008 and September 30, 2007, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2008, and September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hydrogen Hybrid Technologies, Inc. as of September 30, 2008 and September 30, 2007, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2008, and September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has an accumulated deficit of $4,479,580 at September 30, 2008, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates Chartered
    Las Vegas, Nevada
    January 10, 2009

                  6490 West Desert Inn Rd, Las Vegas, NV 89146
                        (702) 253-7499 Fax (702) 253-7501

                    HYDROGEN HYBRID TECHNOLOGIES, INC.
                              Balance Sheets


Balance Sheets

                                  ASSETS
                                  ------
                                                September 30,  September 30,
                                                    2008           2007
                                                -------------  -------------
CURRENT ASSETS

  Cash                                          $        812   $          -
  Accounts receivable                                      -         46,732
  Prepaid expenses                                    24,568        509,917
                                                -------------  -------------
     Total Current Assets                             25,380        556,649
                                                -------------  -------------
DISTRIBUTION RIGHTS, net                           2,284,945      4,783,966
                                                -------------  -------------
     TOTAL ASSETS                               $  2,310,325   $  5,340,615
                                                =============  =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES

  Accounts payable and accrued expenses         $  1,397,651   $  1,100,886
                                                -------------  -------------
     Total Current Liabilities                     1,397,651      1,100,886
                                                -------------  -------------

STOCKHOLDERS' EQUITY

  Common shares: $0.001 par value, 180,000,000
    shares authorized: 89,071,362 and
    129,071,362 shares issued and outstanding,
    respectively                                      89,071        129,071
  Additional paid-in capital                       5,006,777      4,966,777
  Accumulated deficit                             (4,479,580)    (1,319,478)
  Accumulated other comprehensive income             296,406        463,359
                                                -------------  -------------
     Total Stockholders' Equity                      912,674      4,239,729
                                                -------------  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $  2,310,325   $  5,340,615
                                                =============  =============

  The accompanying notes are an integral part of these financial statements.

                    HYDROGEN HYBRID TECHNOLOGIES, INC.
                         Statements of Operations


Statements of Operations

                                                    For the Years Ended
                                                        September 30,
                                               ------------------------------
                                                    2008            2007
                                               --------------  --------------
REVENUES                                       $     291,196   $     120,837
COST OF SALES                                        161,862          72,368
                                               --------------  --------------
GROSS PROFIT                                         129,334          48,469

OPERATING EXPENSES
 Management expenses                                 667,717         516,553
 Amortization expense                                231,616               -
 General and administrative                          157,910         400,736
 Asset impairment                                  2,041,943               -
 Professional fees                                    91,744          88,413
 Product development                                     983         182,131
                                               --------------  --------------
   Total Operating Expenses                        3,191,913       1,187,833
                                               --------------  --------------
LOSS FROM OPERATIONS                              (3,062,579)     (1,139,364)

OTHER INCOME (EXPENSE)
 Interest expense                                    (97,523)              -
                                               --------------  --------------

LOSS BEFORE INCOME TAXES                          (3,160,102)     (1,139,364)
INCOME TAX EXPENSE                                         -               -
                                               --------------  --------------

NET LOSS                                       $  (3,160,102)  $  (1,139,364)
                                               ==============  ==============

OTHER COMPREHENSIVE INCOME

 Gain (loss) on foreign currency translation        (166,952)        464,241
                                               --------------  --------------

NET COMPREHENSIVE INCOME (LOSS)                $  (3,327,054)  $    (675,123)
                                               ==============  ==============

BASIC LOSS PER SHARE                           $       (0.03)  $       (0.01)
                                               ==============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    109,017,362      79,535,681
                                               ==============  ==============

  The accompanying notes are an integral part of these financial statements.

                   HYDROGEN HYBRID TECHNOLOGIES, INC.
                   Statements of Stockholders' Equity


Statements of Stockholders' Equity

                                                       Deficit
                                         Accumulated Accumulated
              Common Stock    Additional    Other       During       Total
          --------------------  Paid-in Comprehensive Development   Members'
            Shares     Amount   Capital     (Loss)      Stage        Equity
          ----------- -------- ----------- -------- ------------ ------------
Balance,
September 30,
2006       30,000,000   30,000    (29,918)    (882)    (180,114)    (180,914)

Recapital-
ization    90,747,500   90,747    (90,747)       -            -            -

Common stock
issued for
cash        8,323,862    8,324  5,087,442        -            -    5,095,766

Foreign
exchange
translation
adjustments
for rate
changes                                    464,241            -      464,241

Net loss
for the
year ended
September 30,
2007                -        -          -        -   (1,139,364)  (1,139,364)
          ----------- -------- ----------- -------- ------------ ------------

Balance,
September 30,
2007      129,071,362 $129,071 $4,966,777  $463,359 $(1,319,478) $ 4,239,729

Shares
returned
to treasury
and
cancelled (40,000,000)(40,000)     40,000         -           -            -

Foreign
exchange
translation
adjustments
for rate
changes                                   (166,953)           -     (166,953)

Net loss
for the
year ended
September 30,
2008                -        -          -        -   (3,160,102)  (3,160,102)
          ----------- -------- ----------- -------- ------------ ------------

Balance,
September 30,
2008       89,071,362 $ 89,071 $5,006,777  $296,406 $(4,479,580) $   912,674
          =========== ======== =========== ======== ============ ============

  The accompanying notes are an integral part of these financial statements.

                    HYDROGEN HYBRID TECHNOLOGIES, INC.
                         Statements of Cash Flows


Statements of Cash Flows

                                                    For the Years Ended
                                                        September 30,
                                               ------------------------------
                                                    2008            2007
                                               --------------  --------------
OPERATING ACTIVITIES

 Net loss                                      $  (3,160,102)  $  (1,139,364)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
    Amortization expense                             231,616               -
    Asset impairment                               2,267,405               -
 Changes in operating assets and liabilities:
    Changes in accounts receivable                    46,732         (46,732)
    Changes in prepaid deposits                      485,349        (207,245)
    Changes in accounts payable and
     accrued liabilities                             296,765      (1,402,549)
                                               --------------  --------------
   Net Cash Provided by (Used in)
     Operating Activities                            167,765      (2,795,890)
                                               --------------  --------------

INVESTING ACTIVITIES

  Purchase of distribution rights                          -        (529,866)
                                               --------------  --------------
   Net Cash Used in Investing Activities                   -        (529,866)
                                               --------------  --------------

FINANCING ACTIVITIES

  Proceeds from notes payable                              -       1,007,151
  Issuance of common stock                                 -         827,793
                                               --------------  --------------
   Net Cash Provided by Financing Activities               -       1,834,944
                                               --------------  --------------

   EFFECT OF FOREIGN EXCHANGE RATE CHANGES          (166,953)        464,241
   NET DECREASE IN CASH                                  812      (1,026,571)

   CASH AT BEGINNING OF PERIOD                             -       1,026,571
                                               --------------  --------------

   CASH AT END OF PERIOD                       $         812   $           -
                                               ==============  ==============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

  CASH PAID FOR:

    Interest                                   $           -   $           -
    Income taxes                               $           -   $           -


  The accompanying notes are an integral part of these financial statements.

                    HYDROGEN HYBRID TECHNOLOGIES, INC.
                      (A Development Stage Company)
                      Notes to Financial Statements
                       September 30, 2008 and 2007


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

Basic (Loss) per Common Share
-----------------------------
Basic (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2008 and 2007.

                                                              Basic (Loss)
                                    (Loss)         Shares      Per Share
                                  (Numerator)  (Denominator)     Amount
                                  ------------ -------------  ------------
For the year ended
September 30, 2008                $(3,062,579)  109,017,362   $     (0.03)
                                  ============ =============  ============
For the year ended
September 30, 2007                $(1,139,364)   79,535,681   $     (0.01)
                                  ============ =============  ============

                    HYDROGEN HYBRID TECHNOLOGIES, INC.
                      (A Development Stage Company)
                      Notes to Financial Statements
                       September 30, 2008 and 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
-------------------
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured. The Company has $134,990 as of September 30, 2008 for products not delivered.

Advertising Costs
-----------------
The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of September 30, 2008 and 2007.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

                                       September 30, 2008  September 30, 2007
                                       ------------------  ------------------
Income tax expense at statutory rate   $       1,074,435   $         387,383
Asset impairment                                (770,918)                 -0-
Valuation allowance                             (303,517)           (387,383)
                                       ------------------  ------------------
Income tax expense per books           $              -0-  $              -0-
                                       ==================  ==================

                    HYDROGEN HYBRID TECHNOLOGIES, INC.
                      (A Development Stage Company)
                      Notes to Financial Statements
                       September 30, 2008 and 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

Net deferred tax assets consist of the following components as of:

                                       September 30, 2008  September 30, 2007
                                       ------------------  ------------------
NOL Carryover                          $         752,140   $         448,623
Valuation allowance                             (752,140)           (448,623)
                                       ------------------  ------------------
Net deferred tax asset                 $              -0-  $              -0-
                                       ==================  ==================

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $2,212,176 for federal income tax reporting purposes are subject to annual limitations beginning in 2026. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. During the year ended September 30, 2008 the Company recorded an impairment of $2,041,943 related to the distribution rights.

Accounting Basis
----------------
The basis is accounting principles generally accepted in the United States of America. The Company has adopted a September 30 fiscal year end.

Inventory
---------
The Company accounts for inventory of raw materials and finished goods on a cost basis. The inventory is maintained on a first in- first out (FIFO) basis. The Company had inventory of $-0- and $-0- as September 30, 2008 and 2007, respectively.

                    HYDROGEN HYBRID TECHNOLOGIES, INC.
                      (A Development Stage Company)
                      Notes to Financial Statements
                       September 30, 2008 and 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation
------------------------
As of September 30, 2008, the Company has not issued any share-based payments to its employees.

Recent Accounting Pronouncements
--------------------------------
The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

                    HYDROGEN HYBRID TECHNOLOGIES, INC.
                      (A Development Stage Company)
                      Notes to Financial Statements
                       September 30, 2008 and 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                    HYDROGEN HYBRID TECHNOLOGIES, INC.
                      (A Development Stage Company)
                      Notes to Financial Statements
                       September 30, 2008 and 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.
This Statement establishes principles and requirements for how the acquirer:
(a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                    HYDROGEN HYBRID TECHNOLOGIES, INC.
                      (A Development Stage Company)
                      Notes to Financial Statements
                       September 30, 2008 and 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements
This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact its consolidated financial statements.

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

                    HYDROGEN HYBRID TECHNOLOGIES, INC.
                      (A Development Stage Company)
                      Notes to Financial Statements
                       September 30, 2008 and 2007

2.  ACCOUNTS RECEIVABLE AND PREPAID DEPOSITS

The Company trade receivables were $-0- and $46,732 as of September 30, 2008 and 2007, respectively. The accounts receivable are net of the allowance for doubtful accounts as of September 30, 2008 and 2007 of $-0-.

The Company has forwarded approximately $500,000 to Canadian Hydrogen Energy Company Limited (CHEC), the manufacturer of the Hydrogen Fuel Injection cell a Canadian privately owned related company, controlled by the same Stockholders of the Company granting the Distribution Agreement. . These funds are to be used to produce additional inventory for distribution by HHT and to develop specific test units for the OEM market. The Company expensed this amount during the year ended September 30, 2008.

3.  DISTRIBUTION RIGHTS

On January 18, 2005, the Company entered into a Distribution Agreement with Canadian Hydrogen Energy Company, Ltd., a Canadian privately owned related company. The companies are related due to significant common ownership. The Distribution Agreement includes the rights to sell and distribute on-board hydrogen generating and injections systems for the OEM, car and light truck markets globally. As compensation for the rights granted under this agreement the Company has agreed to pay a total of $4,783,966 in cash. The Company owes approximately $1,000,000 under the terms of the Distribution Agreement as of September 30, 2007. The Distribution Agreement provides the Company with the right to sell and distribute the product for 20 years beginning with receipt of authorization for full distribution. During the year ended September 30, 2008, the Company began amortizing the cost of the distribution rights over the remaining 19 year term of the distribution rights.

During the year ended September 30, 2008 the Company recorded amortization expense of $231,616 with regards to the distribution rights. The Company also recorded an impairment of the cost of the distribution rights in the amount of $2,041,943 based upon the estimated fair value.

Future amortization of the distribution rights will result in an expense of $134,321 per year. The Company is imputing interest on the $1,000,000 owed on the distribution rights as of September 30, 2008 at 10% per annum. The Company recorded interest expense of $100,000 and $-0- with regards to the distribution rights for the years ended September 30, 2008 and 2007, respectively.

                    HYDROGEN HYBRID TECHNOLOGIES, INC.
                      (A Development Stage Company)
                      Notes to Financial Statements
                       September 30, 2008 and 2007

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

During the year ended September 30, 2008, 40,000,000 shares of the Company's common stock were returned to treasury and cancelled.

                    HYDROGEN HYBRID TECHNOLOGIES, INC.
                      (A Development Stage Company)
                      Notes to Financial Statements
                       September 30, 2008 and 2007

5.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $4,479,580 as of September 30, 2008. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

3r


Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of disclosure controls and procedures
------------------------------------------------

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

As of the end of the period covered by this report, we initially carried out an evaluation, under the supervision and with the participation of our President (who is also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and chief financial officer initially concluded that our disclosure controls and procedures were not effective.


Management's Report On Internal Control Over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of September 30, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.
This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of September 30, 2008.

Management believes that the material weaknesses set forth in items (2) and
(3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.


Management's Remediation Initiatives
------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2009.

Changes in internal controls over financial reporting
-----------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

                                    PART III


Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.


Name                  Age     Positions and Offices Held
------------------    ---     --------------------------
Ira Lyons             58      President and Director


Ira Lyons, Director, President and Secretary
---------------------------------------------------

January 29, 2008 to present, President and Director of Brisam Corporation, a Nevada corporation.

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


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were not current in his 16(a) reports.

Board of Directors

Our board of directors currently consists of one member, Mr. Ira Lyons. Our directors serve one-year terms.

Audit Committee
---------------

The company does not presently have an Audit Committee. The sole member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.


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


Code of Ethics

We have not adopted a Code of Ethics for the Board and any salaried employees.


Limitation of Liability of Directors
------------------------------------

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions
----------------------------------------------------------

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Hydrogen Hybrid Technologies, Inc.. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Hydrogen Hybrid Technologies, Inc. shares, unless the transaction is approved by Hydrogen Hybrid Technologies, Inc.'s Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Hydrogen Hybrid Technologies, Inc.

Item 11.  Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended September 30, 2008 for our President and sole director.

Compensation
------------

As a result of our the Company's current limited available cash, no officer or director received compensation through September 30, 2008, with the exception of expense reimbursement. The Company has no employment agreements in place with its sole officer.



Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                              Year                          Compen-
                             ending  Salary Bonus  Awards   sation     Total
Name and Principal Position  Sept. 31  ($)    ($)    ($)      ($)       ($)
----------------------------------------------------------------------------
Ira Lyons, CEO/Dir.  2008     -0-    -0-      -0-     -0-     20,800*  -0-
                     2007     -0-    -0-      -0-     -0-     -0-      -0-

*  The $20,800 represents reimbursement of business expenses.


We do not maintain key-man life insurance for any our executive officers/ directors.


Stock Option Grants
-------------------

We did not grant any stock options to the executive officers or directors from inception through fiscal year end September 30, 2008.


Outstanding Equity Awards at 2008 Fiscal Year-End
-------------------------------------------------

We did not have any outstanding equity awards as of September 30, 2008.

Option Exercises for Fiscal 2008
--------------------------------

There were no options exercised by our named executive officer in fiscal 2008.

Potential Payments Upon Termination or Change in Control
--------------------------------------------------------

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation
---------------------

We did not pay our director any compensation during fiscal years ending September 30, 2008 or September 30, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


The following table presents information, to the best of our knowledge, about the ownership of our common stock on January 10, 2009 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after January 10, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Hydrogen Hybrid Technologies, Inc.'s common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

                                                       Amount
Title     Name and Address                             of shares    Percent
of        of Beneficial                                held by       of
Class     Owner of Shares                Position      Owner       Class(1)
----------------------------------------------------------------------------
Common     Ira Lyons(2)                  President       3,109,287       3.5%
Common     Frank Carino(3)               Shareholder    27,338,000      30.7%
Common     Salvatore Oliveti(4)          Shareholder     7,331,000       8.2
Common     Bruzzese Mielina Angela(5)    Shareholder     7,331,000       8.2
Common     HHT ESOP(6)                   Shareholder     4,556,000       5.1%
-----------------------------------------------------------------------------

All Executive Officers, Directors
as a Group  (1 person)                                   3,109,287       3.5%

(1) The percentages listed in the percent of class column are based upon 89,071,362 issued and outstanding shares of Common Stock.
(2)  Ira Lyons, 1845 Sandstone Manor Unit #11, Pickering, ON  L1W 3X9  Canada
(3)  Frank Carino, 182 Wellington St. W, Bowmanville, ON L1C 1W3 Canada
(4)  Salvatore Oliveti, 11090 Pinevalley Rod., Woodridge, ON L4L 1A6 Canada
(5)  Bruzzese Mielina Angela, 106 Birch Ave., Richmond Hills, ON  L4C 6C7
     Canada
(6) Canadian Hydrogen Energy Company Ltd., 182 Wellington St. W, Bowmanville, Ontario L1C 1W3

Persons Sharing Ownership of Control of Shares
----------------------------------------------

Frank Carino, individually, own shares the power to vote ten percent (10%) or more of the Company's securities.


We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

On January 18, 2005, the Company entered into a Distribution Agreement with Canadian Hydrogen Energy Company, Ltd., a Canadian privately owned related company. The companies are related due to significant common ownership. The Distribution Agreement includes the rights to sell and distribute on-board hydrogen generating and injections systems for the OEM, car and light truck markets globally. As compensation for the rights granted under this agreement the Company has agreed to pay a total of $4,783,966 in cash. The Company owes approximately $1,000,000 under the terms of the Distribution Agreement as of September 30, 2007. The Distribution Agreement provides the Company with the right to sell and distribute the product for 20 years beginning with receipt of authorization for full distribution. During the year ended September 30, 2008, the Company began amortizing the cost of the distribution rights over the remaining 19 year term of the distribution rights.

Item 14. Principal Accountant Fees and Services.

Moore & Associates, Chartered served as our principal independent public accountants for fiscal years ending September 30, 2008 and September 30, 2007. Aggregate fees billed to us for the years ended September 30, 2008 and 2007 by Moore & Associates were as follows:


                                                         For the Years Ended
                                                              September 30,
                                                         -------------------
                                                            2008      2007
                                                         -------------------
(1) Audit Fees(1)                                          $30,000   $15,000
(2) Audit-Related Fees                                       -0-       -0-
(3) Tax Fees                                                 -0-       -0-
(4) All Other Fees                                           -0-       -0-

Total fees paid or accrued to our principal accountant


(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission.


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Moore & Associates for the proposed services. In the fiscal year ending September 30, 2008, all fees paid to Moore & Associates were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.


The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       27
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity                                    F-4
Statements of Cash Flows                                              F-5

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
 3.1       Articles                       X                     3.1
           of Incorporation in effect
------------------------------------------------------------------------------
 3.2       Bylaws as currently            X                     3.2
           in effect
------------------------------------------------------------------------------
           Articles of Merger                    8-K            3.3    4/20/06
------------------------------------------------------------------------------
 3.4       Amended Articles of                   8-K            3.4    6-28-07
           incorporation in effect
------------------------------------------------------------------------------
23.1       Consent Letter from Moore      X
           and Associates Chartered
------------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
31.2       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hydrogen Hybrid Technologies, Inc.

By: /s/ Ira Lyons
    --------------------------
        Ira Lyons
        President and Director

Date:  January 10, 2009
       ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name


By: /s/ Ira Lyons
    -----------------------
        Ira Lyons
        President and Director


Date:  January 10, 2009
       ----------------