Form 10-Q
period 2008-12-31
HYDROGEN HYBRID TECHNOLOGIES, INC.
filed 2009-02-18
CIK 1163002

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                      ------------------------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                      Commission file number 333-76242

                    HYDROGEN HYBRID TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               ------------------

              Nevada                                          45-0487463
   -------------------------------                        -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

              1845 Sandstone Manor Unit #11, Pickering, ON  L1W3X9  Canada
              ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (416) 303-9499


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer |_|                Accelerated filer |_|
Non-accelerated filer |_|                  Smaller Reporting Company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |_| No |X|

As of February 13, 2009, the registrant's outstanding common stock consisted of 89,071,362 shares, $0.001 Par Value. Authorized - 180,000,000 common voting shares.

                              Table of Contents
                      Hydrogen Hybrid Technologies, Inc.
                              Index to Form 10-Q
               For the Quarterly Period Ended December 31, 2008


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

Balance Sheets as of December 31, 2008 and September 30, 2008             3

   Statements of Operations for the three months
     ended December 31, 2008 and 2007                                     4

   Statement of Stockholders' Equity                                      5

   Statements of Cash Flows for the three months
    ended December 31, 2008 and 2007                                      6

   Notes to Financial Statements                                          7

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17

Item 4.  Controls and Procedures                                         17

Part II  Other Information

Item 1.  Legal Proceedings                                               21

Item 1A. Risk Factors                                                    21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     21

Item 3.  Defaults Upon Senior Securities                                 21

Item 4.  Submission of Matters to a Vote of Security Holders             21

Item 5.  Other Information                                               21

Item 6.  Exhibits                                                        22

Signatures                                                               23


Part I.  Financial Information

Item 1.  Financial Statements

                     HYDROGEN HYBRID TECHNOLOGIES, INC.
                              Balance Sheets

Balance Sheets

                                  ASSETS
                                  ------

                                                 December 31,  September 30,
                                                     2008          2008
                                                 ------------  -------------
                                                 (Unaudited)
CURRENT ASSETS
  Cash                                           $     1,526   $        812
  Accounts receivable                                      -              -
  Prepaid deposits                                    14,301         24,568
                                                 ------------  -------------
     Total Current Assets                             15,827         25,380
                                                 ------------  -------------
DISTRIBUTION RIGHTS                                1,950,047      2,284,945
                                                 ------------  -------------
     TOTAL ASSETS                                $ 1,965,874   $  2,310,325
                                                 ============  =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses          $ 1,140,952   $  1,397,651
                                                 ------------  -------------
     Total Current Liabilities                     1,140,952      1,397,651
                                                 ------------  -------------

STOCKHOLDERS' EQUITY
  Common shares: $0.001 par value, 180,000,000
    shares authorized: 89,071,362 shares
    issued and outstanding                            89,071         89,071
  Additional paid-in capital                       5,006,777      5,006,777
  Accumulated deficit                             (4,440,814)    (4,479,580)
  Accumulated other comprehensive income             169,888        296,406
                                                 ------------  -------------
     Total Stockholders' Equity                      824,922        912,674
                                                 ------------  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 1,965,874   $  2,310,325
                                                 ============  =============

  The accompanying notes are an integral part of these financial statements.

                     HYDROGEN HYBRID TECHNOLOGIES, INC.
                          Statements of Operations
                                 (Unaudited)


Statements of Operations

                                                For the Three Months Ended
                                                       December 31,
                                              ------------------------------
                                                   2008            2007
                                              --------------  --------------
REVENUES                                      $     133,625   $      68,980
COST OF SALES                                             -          46,848
                                              --------------  --------------
GROSS PROFIT                                        133,625          22,132

OPERATING EXPENSES
  Management expenses                                 6,402               -
  General and administrative                         23,141             573
  Professional fees                                  14,792          40,864
  Amortization expense                               28,296               -
                                              --------------  --------------
     Total Operating Expenses                        72,631          41,437
                                              --------------  --------------

LOSS FROM OPERATIONS                                 60,994         (19,305)

OTHER INCOME (EXPENSE)
  Interest expense                                  (22,228)              -
                                              --------------  --------------

LOSS BEFORE INCOME TAXES                             38,766         (19,305)
INCOME TAX EXPENSE                                        -               -
                                              --------------  --------------

NET INCOME (LOSS)                             $      38,766   $     (19,305)
                                              ==============  ==============

OTHER COMPREHENSIVE INCOME

  Gain (loss) on foreign currency translation      (126,518)        (33,253)
                                              --------------  --------------

NET COMPREHENSIVE INCOME (LOSS)               $     (87,752)  $     (52,558)
                                              ==============  ==============

BASIC LOSS PER SHARE                          $        0.00   $       (0.00)
                                              ==============  ==============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                           89,011,362     129,071,362
                                              ==============  ==============

  The accompanying notes are an integral part of these financial statements.

                   HYDROGEN HYBRID TECHNOLOGIES, INC.
                   Statements of Stockholders' Equity


Statements of Stockholders' Equity

                                         Accumulated
              Common Stock    Additional    Other                    Total
          --------------------  Paid-in Comprehensive Accumulated   Members'
            Shares     Amount   Capital  Income (Loss)  Deficit       Equity
          ----------- -------- ----------- -------- ------------ ------------
Balance,
September 30,
2007      129,071,362 $129,071 $4,966,777  $463,359 $(1,319,478) $ 4,239,729

Shares
returned
to treasury
and
cancelled (40,000,000)(40,000)     40,000         -           -            -

Foreign
exchange
translation
adjustments
for rate
changes                                    (166,953)          -     (166,953)

Net loss
for the
year ended
September 30,
2008                -        -          -        -   (3,160,102)  (3,160,102)
          ----------- -------- ----------- -------- ------------ ------------

Balance,
September 30,
2008       89,071,362 $ 89,071 $5,006,777  $296,406 $(4,479,580) $   912,674

Foreign
exchange
translation
adjustments
for rate
changes                                    (126,518)          -     (126,518)

Net loss
for the
three months
ended
December 31,
2008                -        -          -         -      38,766       38,766
          ----------- -------- ----------- -------- ------------ ------------

Balance,
December 31,
2008       89,071,362 $ 89,071 $5,006,777  $169,888 $(4,440,814) $   824,922
          =========== ======== =========== ======== ============ ============

  The accompanying notes are an integral part of these financial statements.

                     HYDROGEN HYBRID TECHNOLOGIES, INC.
                          Statements of Cash Flows
                                 (Unaudited)


Statements of Cash Flows

                                                For the Three Months Ended
                                                       December 31,
                                              ------------------------------
                                                   2008            2007
                                              --------------  --------------
OPERATING ACTIVITIES
  Net income (loss)                           $      38,766   $     (19,305)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Amortization expense                            28,296               -
     Asset impairment                                     -               -
  Changes in operating assets and liabilities:
     Changes in accounts receivable                       -               -
     Changes in prepaid deposits                     10,267         (68,365)
     Changes in accounts payable and
       accrued liabilities                         (256,699)         91,550
                                              --------------  --------------
       Net Cash Provided by
         (Used in) Operating Activities            (179,370)          3,880
                                              --------------  --------------

INVESTING ACTIVITIES
  Purchase of distribution rights                         -               -
                                              --------------  --------------
     Net Cash Used in Investing Activities                -               -
                                              --------------  --------------

FINANCING ACTIVITIES
  Proceeds from notes payable                             -          29,500
  Issuance of common stock                                -               -
                                              --------------  --------------
     Net Cash Provided by Financing Activities            -          29,500
                                              --------------  --------------

   EFFECT OF FOREIGN EXCHANGE RATE CHANGES          180,084         (33,253)
   NET DECREASE IN CASH                                 714             127

   CASH AT BEGINNING OF PERIOD                          812               -
                                              --------------  --------------

   CASH AT END OF PERIOD                      $       1,526   $         127
                                              ==============  ==============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

  CASH PAID FOR:

     Interest                                 $           -   $           -
     Income taxes                             $           -   $           -

  The accompanying notes are an integral part of these financial statements

                    HYDROGEN HYBRID TECHNOLOGIES, INC.
                Notes to the Condensed Financial Statements
                        December 31, 2008 and 2007


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements. The results of operations for the periods ended December 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.


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

                    HYDROGEN HYBRID TECHNOLOGIES, INC.
                Notes to the Condensed Financial Statements
                        December 31, 2008 and 2007

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

Foreign Currency and Comprehensive Income
-----------------------------------------
The Company's functional currency is the Canadian dollar (CAD). The financial statements of the Company were translated to United States Dollar (USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 1.224 and 0.9881 were used to convert the Company's December 31, 2008 and March 31, 2008 balance sheets, respectively, and the statements of operations used weighted average rates of
1.124702 and 1.030019 for the nine months ended December 31, 2008 and 2007, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income.

Recent Accounting Pronouncements
--------------------------------
In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, "Accounting for Financial Guarantee Insurance - an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises". This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts. This statement is effective for fiscal years beginning after December 15, 2008. This statement has no effect on the Company's financial reporting at this time.

In May of 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This statement will require no changes in the Company's financial reporting practices.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Results of Operations
---------------------

Overview of Current Operations
------------------------------

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

Results of Operations for the quarter ended December 31, 2008
-------------------------------------------------------------

For its first quarter ending December 31, 2008, the Company generated $133,625 in revenues as compared to $68,980 for the same period last year. During quarter ending December 31, 2008, the Company generated net income from operations of $38,766 as compared to a net loss of $(19,305) for the same period last year. The net income for the quarter ending December 31, 2008 is offset by a loss in foreign currency translation of $126,518. This resulted in a net comprehensive loss of $(87,752) for the quarter ending December 31, 2008 as compared to a net comprehensive loss of $(52,558) for the same period last
year.   The company's operating expenses for the quarter ending December 31,
2008 was $72,631 as compared to $41,437 for the same period last year. Since inception, the Company has experienced a net loss of $(4,440,814).

In our September 30, 2008 year-end financials, and our December 31, 2008 quarter-end financials our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.


Revenues
--------

For the first quarter year ending December 31, 2008, the Company generated $133,625 in revenues as compared to $68,980 for the same period last year. Gross profit for the quarter year ending December 31, 2008 was $133,625 as compared to $22,132 for the same period last year.

Going Concern
-------------

The financial conditions evidenced by the accompanying financial statements raise substantial doubt as to our ability to continue as a going concern. Our plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

The Company designs and produces on-board hydrogen generating and injections systems for the Original Equipment Manufacturer, car and light truck markets globally. For the fiscal year ending September 30, 2008, the company spent $983 in product development as compared to $182,131 for the same period last year. The Company did not spend any monies on product development for the quarter December 31, 2008. Management believes that they have developed their fuel injection systems. Management does not anticipate expending additional funds on product research and development at this time.

Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.


Significant changes in the number of employees.
-----------------------------------------------

As of December 31, 2008, we did not have any employees. We are dependent upon our sole officer and major shareholders for our future business development, and we rely on outside consultants as required. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

Our balance sheet as of December 31, 2008 reflects current assets of $15,827 and $1,140,952 in current liabilities. This compares to current assets of $25,380 and $1,397,651 in current liabilities for the year ending
September 30, 2008.

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


Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards
------------------------

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 has not had a material impact on our financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value and provides guidance for measuring and disclosing fair value. The adoption of SFAS 157 has not had a material impact on our financial position, results of operation or cash flows.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.


Item 4T. Controls and Procedures

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

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.
This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of December 31, 2008.

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

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

A shareholder complaint has been filed in Ontario, Canada concerning a dispute over Company shares owned by a shareholder. Management intends to contest the case vigorously. Although it is difficult to predict the outcome of such disputes, management is hopeful for a favorable outcome.


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual
Report on Form 10-K for the fiscal year ended September 30, 2008 and the discussion in Item 1, above, under "Financial Condition - Liquidity and Capital resources.


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any equity securities during the quarter ending December 31, 2008.

We did not repurchase any of our equity securities during the quarter ended December 31, 2008.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the first quarter ending December 31, 2008.


Item 5 -- Other Information

None.

Item 6 -- Exhibits

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
 3.1       Articles                             10-K            3.1    1/13/09
           of Incorporation in effect
------------------------------------------------------------------------------
 3.2       Bylaws as currently                  10-K            3.2    1/13/09
           in effect
------------------------------------------------------------------------------
 3.3       Articles of Merger                    8-K            3.3    4/20/06
------------------------------------------------------------------------------
 3.4       Amended Articles of                   8-K            3.4    6/28/07
           incorporation in effect
------------------------------------------------------------------------------
 2.1       Acquisition and Plan of Merger        8-K/A          2.1    4/18/06
           dated April 14, 2006
------------------------------------------------------------------------------
 2.2       Acquisition and Plan of Merger        8-K            2.2    4/04/07
           dated March 30, 2007
------------------------------------------------------------------------------
10.1       Employee Stock Option Plan            S-8           10.1   10/17/08
           dated February 1, 2005
------------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
31.2       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Hydrogen Hybrid Technologies, Inc.
                                         ----------------------------------
                                                   Registrant

Date:  February 13, 2009                   By: /s/ Ira Lyons
       -----------------                   -------------------------
                                                   Ira Lyons
                                                   President and
                                                   Director