Form 10-Q
period 2009-03-31
HYDROGEN HYBRID TECHNOLOGIES, INC.
filed 2009-05-20
CIK 1163002

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

                For the quarterly period ended March 31, 2009

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

       2901 Bayview Ave. P.O. Box 91043, Toronto, Ontario M2K 2Y6 Canada
       -----------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (416) 303-9499


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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |_| No |X|

As of May 20, 2009, the registrant's outstanding common stock consisted of 93,750,361 shares, $0.001 Par Value. Authorized - 180,000,000 common voting shares.

                              Table of Contents
                        Hydrogen Hybrid Technologies, Inc.
                              Index to Form 10-Q
                 For the Quarterly Period Ended March 31, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

Balance Sheets as of March 31, 2009 and September 30, 2008                3

   Statements of Operations for the three months and six month
     ended March 31, 2009 and 2008                                        4

   Statement of Stockholders' Equity                                      5

   Statements of Cash Flows for the six months
    ended March 31, 2009 and 2008                                         6

   Notes to Financial Statements                                          7

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      18

Item 4.  Controls and Procedures                                         18

Part II  Other Information

Item 1.  Legal Proceedings                                               22

Item 1A. Risk Factors                                                    22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     22

Item 3.  Defaults Upon Senior Securities                                 22

Item 4.  Submission of Matters to a Vote of Security Holders             22

Item 5.  Other Information                                               22

Item 6.  Exhibits                                                        23

Signatures                                                               24


Part I.  Financial Information

Item 1.  Financial Statements

                     HYDROGEN HYBRID TECHNOLOGIES, INC.
                              Balance Sheets


                                  ASSETS
                                  ------

                                                   March 31,   September 30,
                                                     2009          2008
                                                 ------------  -------------
                                                 (Unaudited)
CURRENT ASSETS
  Cash                                           $        32   $        812
  Prepaid deposits                                     7,921         24,568
                                                 ------------  -------------
     Total Current Assets                              7,953         25,380
                                                 ------------  -------------
DISTRIBUTION RIGHTS                                1,865,004      2,284,945
                                                 ------------  -------------
     TOTAL ASSETS                                $ 1,872,957   $  2,310,325
                                                 ============  =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expenses          $ 1,130,883   $  1,397,651
                                                 ------------  -------------
     Total Current Liabilities                     1,130,883      1,397,651
                                                 ------------  -------------

STOCKHOLDERS' EQUITY
  Common shares: $0.001 par value, 180,000,000
    shares authorized: 93,750,361 and 89,011,362
    shares issued and outstanding, respectively       93,750         89,011
  Additional paid-in capital                       5,234,309      5,006,837
  Accumulated deficit                             (4,685,611)    (4,479,580)
  Accumulated other comprehensive income              99,626        296,406
                                                 ------------  -------------
     Total Stockholders' Equity                      742,074        912,674
                                                 ------------  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 1,872,957   $  2,310,325
                                                 ============  =============

  The accompanying notes are an integral part of these financial statements.

                     HYDROGEN HYBRID TECHNOLOGIES, INC.
                          Statements of Operations
                                 (Unaudited)


                For the Three Months Ended       For the Six Months Ended
                        March 31,                       March 31,
              ------------------------------  ------------------------------
                   2009            2008            2009            2008
              --------------  --------------  --------------  --------------
REVENUES      $           -   $      68,145   $     133,625   $     137,125
COST OF SALES             -          45,632               -          92,480
              --------------  --------------  --------------  --------------
GROSS PROFIT              -          22,513         133,625          44,645

OPERATING EXPENSES
Management
 expenses             1,004               -           7,406               -
General and
 administrative      17,419           2,569          40,560           3,142
Professional
 fees               180,745           6,078         195,537          46,942
Amortization
 expense             25,555               -          53,851               -
              --------------  --------------  --------------  --------------
Total Operating
 Expenses           224,723           8,647         297,354          50,084
              --------------  --------------  --------------  --------------
LOSS FROM
 OPERATIONS        (224,723)         13,866        (163,729)         (5,439)

OTHER INCOME
 (EXPENSE)
  Interest
  expense           (20,074)              -         (42,302)              -
              --------------  --------------  --------------  --------------

LOSS BEFORE
INCOME TAXES       (244,797)         13,866        (206,031)         (5,439)

INCOME TAX
 EXPENSE                  -               -               -               -
              --------------  --------------  --------------  --------------

NET INCOME
 (LOSS)       $    (244,797)  $      13,866   $    (206,031)  $      (5,439)
              ==============  ==============  ==============  ==============

OTHER COMPREHENSIVE INCOME

  Gain (loss)
  on foreign
  currency
  translation       (70,262)        (95,215)       (196,780)       (128,468)
              --------------  --------------  --------------  --------------

NET COMPREHENSIVE
INCOME (LOSS) $    (315,059)  $     (81,349)  $    (402,811)  $    (133,907)
              ==============  ==============  ==============  ==============

BASIC LOSS
 PER SHARE    $       (0.00)  $        0.00   $       (0.00)  $       (0.00)
              ==============  ==============  ==============  ==============

WEIGHTED AVERAGE
 NUMBER OF
 SHARES
 OUTSTANDING     93,171,151     129,071,362      91,079,765     129,071,362
              ==============  ==============  ==============  ==============

  The accompanying notes are an integral part of these financial statements.

                   HYDROGEN HYBRID TECHNOLOGIES, INC.
                   Statements of Stockholders' Equity
                               (Unaudited)


                                         Accumulated
              Common Stock    Additional    Other                    Total
          --------------------  Paid-in Comprehensive Accumulated   Members'
            Shares     Amount   Capital  Income (Loss)  Deficit       Equity
          ----------- -------- ----------- -------- ------------ ------------
Balance,
September 30,
2007      129,071,362 $129,071 $4,966,777  $463,359 $(1,319,478) $ 4,239,729

Shares
returned
to treasury
and
cancelled (40,000,000)(40,000)     40,000         -           -            -

Foreign
exchange
translation
adjustments
for rate
changes                                    (166,953)          -     (166,953)

Net loss
for the
year ended
September 30,
2008                -        -          -        -   (3,160,102)  (3,160,102)
          ----------- -------- ----------- -------- ------------ ------------

Balance,
September 30,
2008       89,071,362 $ 89,071 $5,006,777  $296,406 $(4,479,580) $   912,674

Shares issued
for services
at $0.049
per share   4,739,000    4,739    227,472         -           -      232,211

Foreign
exchange
translation
adjustments
for rate
changes                                    (196,780)          -     (196,780)

Net loss
for the
six months
ended
March 31,
2009                -        -          -         -    (206,031)    (206,031)
          ----------- -------- ----------- -------- ------------ ------------

Balance,
March 31,
2009       93,750,362 $ 93,750 $5,234,309  $ 99,626 $(4,685,611) $   742,074
          =========== ======== =========== ======== ============ ============

  The accompanying notes are an integral part of these financial statements.

                     HYDROGEN HYBRID TECHNOLOGIES, INC.
                          Statements of Cash Flows
                                 (Unaudited)


                                                 For the Six Months Ended
                                                         March 31,
                                              ------------------------------
                                                   2009            2008
                                              --------------  --------------
OPERATING ACTIVITIES
  Net income (loss)                           $    (206,031)  $      (5,439)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Amortization expense                            53,851               -
     Common stock issued for services               232,211               -
  Changes in operating assets and liabilities:
     Changes in accounts receivable                       -         (64,208)
     Changes in prepaid deposits                     16,647          69,539
     Changes in accounts payable and
       accrued liabilities                         (266,768)        (13,028)
                                              --------------  --------------
       Net Cash Provided by
         (Used in) Operating Activities            (170,090)        (13,136)
                                              --------------  --------------

INVESTING ACTIVITIES
  Purchase of distribution rights                         -               -
                                              --------------  --------------
     Net Cash Used in Investing Activities                -               -
                                              --------------  --------------

FINANCING ACTIVITIES
  Proceeds from notes payable                             -          13,199
  Issuance of common stock                                -               -
                                              --------------  --------------
     Net Cash Provided by Financing Activities            -          13,199
                                              --------------  --------------

   EFFECT OF FOREIGN EXCHANGE RATE CHANGES          169,310               -
   NET DECREASE IN CASH                                (780)             63

   CASH AT BEGINNING OF PERIOD                          812               -
                                              --------------  --------------

   CASH AT END OF PERIOD                      $          32   $          63
                                              ==============  ==============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

  CASH PAID FOR:

     Interest                                 $           -   $           -
     Income taxes                             $           -   $           -

  The accompanying notes are an integral part of these financial statements

                   HYDROGEN HYBRID TECHNOLOGIES, INC.
               Notes to the Condensed Financial Statements
                        March 31, 2009 and 2008


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.
It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2008 audited financial statements. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.


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

                   HYDROGEN HYBRID TECHNOLOGIES, INC.
               Notes to the Condensed Financial Statements
                        March 31, 2009 and 2008


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

Foreign Currency and Comprehensive Income
-----------------------------------------
The Company's functional currency is the Canadian dollar (CAD). The financial statements of the Company were translated to United States Dollar
(USD) using year-end exchange rates for the balance sheet, and average exchange rates for the statements of operations. Equity transactions were translated using historical rates. The period-end exchange rates of 1.263 and 1.059 were used to convert the Company's March 31, 2009 and September 30, 2008 balance sheets, respectively, and the statements of operations used weighted average rates of 1.245 and 1.00 for the six months ended March 31, 2009 and 2008, respectively. All amounts in the financial statements and footnotes are presumed to be stated in USD, unless otherwise identified. Foreign currency translation gains or losses as a result of fluctuations in the exchange rates are reflected in the Statement of Operations and Other Comprehensive Income.

Recent Accounting Pronouncements
--------------------------------
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

                   HYDROGEN HYBRID TECHNOLOGIES, INC.
               Notes to the Condensed Financial Statements
                        March 31, 2009 and 2008


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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


NOTE 4 - SIGNIFICANT EVENTS

In October 2008, the Company pursuant to its 2005 Employee Stock Incentive Plan approved by the Board of Directors of the Company (the "Board of Directors") registered 9,000,000 shares of its common stock. The 2005 Employee Stock Incentive Plan was created to further provide a method whereby the Company's current employees and officers and non employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non employee directors and consultants, thereby advancing the interests of the Company, and all of its shareholders. During January 2009, the Company issued 4,739,000 shares from the 2005 Employee Stock Incentive Plan for services provided to the Company valued at an aggregate value of $232,211.

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

Results of Operations for the quarter ended March 31, 2009
----------------------------------------------------------

For the quarter ending March 31, 2009, the Company generated no revenues as compared to $68,145 for the same period last year. During quarter ending March 31, 2009, the Company had a net comprehensive loss of $(315,059) as compared to a net comprehensive loss of $(81,349) for the same period last year. The company's operating expenses for the quarter ending March 31, 2009 was $224,723 as compared to $8,649 for the same period last year. The bulk of the expenses for the quarter ending March 31, 2009 included professional fees of $180,745.

For the six months ending March 31, 2009, the generated $133,625 in revenues versus $137,125 for the same period last year. During six month period ending March 31, 2009, the Company had a net comprehensive loss of $(402,811) as compared to a net comprehensive loss of $(133,907) for the same period last year.

In the September 30, 2008 year-end financials and the March 31, 2009 quarter-end financials the Company's auditor issued an opinion that the Company's financial condition raises substantial doubt about the Company's ability to continue as a going concern.


Revenues
--------

For the first quarter year ending March 31, 2009, the Company generated no revenues as compared to $68,145 for the same period last year. For the first six months ending March 31, 2009, the Company generated $133,625 as compared to $137,125 for the same period last year.

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

Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

The Company designs and markets on-board hydrogen generating and injections systems for the Original Equipment Manufacturer, car and light truck markets globally. For the fiscal year ending September 30, 2008, the company spent $983 in product development as compared to $182,131 for the same period last year. The Company did not spend any monies on product development for the quarter ending March 31, 2009. Management believes that they have developed their fuel injection systems. Management does not anticipate expending additional funds on product research and development at this time.

Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.


Significant changes in the number of employees.
-----------------------------------------------

As of March 31, 2009, we did not have any employees. We are dependent upon our sole officer, outside contractors, and a major shareholder for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


Liquidity and Capital Resources
-------------------------------

Our balance sheet as of March 31, 2009 reflects current assets of $7,953 and $1,130,883 in current liabilities. This compares to current assets of $25,380 and $1,397,651 in current liabilities for the year ending
September 30, 2008.

Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital and we would have to issue debt or equity or enter into a strategic arrangement with a third party. We intend to try and raise capital through a private offering. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.
This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of March 31, 2009.

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


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and the discussion in Item 1, above, under "Liquidity and Capital Resources."


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

During January 2009, the Company issued 4,739,000 shares from the 2005 Employee Stock Incentive Plan for services provided to the Company valued at an aggregate value of $232,211.

The Company did not repurchase any of our equity securities during the quarter ended March 31, 2009.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of our security holders during the first quarter ending March 31, 2009.


Item 5 -- Other Information

On February 12, 2009, the U. S. Securities and Exchange Commission temporary suspended trading of the Company's common stock. The suspension was terminated on February 26, 2009. See SEC Release No. 34-59399.

Item 6 -- Exhibits

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
 3.1       Articles                             10-K            3.1    1/13/09
           of Incorporation in effect
------------------------------------------------------------------------------
 3.2       Bylaws as currently                  10-K            3.2    1/13/09
           in effect
------------------------------------------------------------------------------
 3.3       Articles of Merger                    8-K            3.3    4/20/06
------------------------------------------------------------------------------
 3.4       Amended Articles of                   8-K            3.4    6/28/07
           incorporation in effect
------------------------------------------------------------------------------
 2.1       Acquisition and Plan of Merger        8-K/A          2.1    4/18/06
           dated April 14, 2006
------------------------------------------------------------------------------
 2.2       Acquisition and Plan of Merger        8-K            2.2    4/04/07
           dated March 30, 2007
------------------------------------------------------------------------------
10.1       Employee Stock Option Plan            S-8           10.1   10/17/08
           dated February 1, 2005
------------------------------------------------------------------------------
31.1       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
32.2       Certification of President     X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Hydrogen Hybrid Technologies, Inc.
                                         ----------------------------------
                                                   Registrant

Date:  May 20, 2009                        By: /s/ Ira Lyons
       ------------                        ----------------------
                                                   Ira Lyons
                                                   President and
                                                   Director